Form 10-Q
period 1993-12-31
MCDERMOTT INC
filed 1994-02-02
CIK 225615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                  FORM 10 - Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended December 31, 1993

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File No. 1-4095


                            McDERMOTT INCORPORATED
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           DELAWARE                           74-1032246
- -----------------------------------------------------------------------------
   (State of Incorporation)       (I.R.S. Employer Identification No.)



  1450 Poydras Street, New Orleans, Louisiana             70112-6050
  Post Office Box 60035, New Orleans, Louisiana           70160-0035
- -----------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-4411
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X          No

The number of shares of Common Stock, par value $1 per share, outstanding as of January 20, 1994 was 3,600.


                  M c D E R M O T T   I N C O R P O R A T E D

                         I N D E X - F O R M 10 - Q
                         --------------------------



                                                                 PAGE



PART I - FINANCIAL INFORMATION


   Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet - December 31, 1993
       and March 31, 1993                                          4


     Consolidated Statement of Loss and Retained Earnings
       (Deficit)- Three Months Ended and Nine Months
       Ended December 31, 1993 and December 31, 1992               6


   Consolidated Statement of Cash Flows - Nine Months
     Ended December 31, 1993 and December 31, 1992                 7


   Notes to Consolidated Financial Statements                      9


 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations           15



PART II - OTHER INFORMATION
- ---------------------------

 Item 6 - Exhibits and Reports on Form 8-K                        25


 SIGNATURES                                                       26

                                      PART I

                              McDERMOTT INCORPORATED



                              FINANCIAL INFORMATION
                             ----------------------



Item 1.   Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1993

                                    ASSETS

                                                   12/31/93         3/31/93
                                                   --------         -------
                                                  (Unaudited)
                                                       (In thousands)
Current Assets:
 Cash and cash equivalents                        $   34,509      $  71,549
 Investments in government obligations,
  under reverse repurchase agreement
  with an affiliate                                      -           78,860
 Accounts receivable-trade                           301,103        210,395
 Accounts receivable-other                            77,488         79,748
 Accounts receivable from
  McDermott International, Inc.                       15,754          9,980
 Contracts in progress                               235,794        220,866
 Inventories                                          71,639         65,376
 Deferred income taxes                                87,458         97,813
 Other current assets                                 11,469          7,586
- -----------------------------------------------------------------------------

    Total Current Assets                             835,214        842,173
- -----------------------------------------------------------------------------


Property, Plant and Equipment, at Cost             1,412,761      1,383,369
 Less accumulated depreciation                       936,180        911,019
- -----------------------------------------------------------------------------

     Net Property, Plant and Equipment               476,581        472,350
- -----------------------------------------------------------------------------

Investments                                          129,948           -
- -----------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets of
 Purchased Businesses Less Accumulated Amortization
 of $82,476,000 at December 31, 1993
 and $77,828,000 at March 31, 1993                   144,954       132,236
- -----------------------------------------------------------------------------

Investment in McDermott International, Inc.          611,067       615,742
- -----------------------------------------------------------------------------

Prepaid Pension Costs                                218,531       215,425
- -----------------------------------------------------------------------------

Other Assets                                         117,503        67,732
- -----------------------------------------------------------------------------

     Total                                    $    2,533,798   $ 2,345,658
=============================================================================

See accompanying notes to consolidated financial statements.


                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                    12/31/93        3/31/93
                                                    --------        -------
                                                   (Unaudited)
                                                         (In thousands)
Current Liabilities:
 Notes payable and current
  maturities of long-term debt                      $    56,005   $  193,839
 Note payable to an affiliate                            38,400        -
 Accounts payable                                       121,687      128,031
 Accounts payable to McDermott International, Inc.        8,952       12,098
 Accrued employee benefits                               88,380       86,678
 Accrued interest payable                                50,548       52,288
 Accrued liabilities - other                            119,267      140,804
 Advance billings on contracts                          175,347      146,132
 U.S. and foreign income taxes                            8,289       41,088
- -----------------------------------------------------------------------------

     Total Current Liabilities                          666,875      800,958
- -----------------------------------------------------------------------------

Long-Term Debt                                          573,031      492,036
- -----------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation           368,384      360,467
- -----------------------------------------------------------------------------

Reserve for Environmental and Products Liabilities      139,822       11,867
- -----------------------------------------------------------------------------

Other Liabilities                                        84,691       81,879
- -----------------------------------------------------------------------------

Contingencies
- -----------------------------------------------------------------------------

Minority Interest                                       16,702         4,478
- -----------------------------------------------------------------------------
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible,
  $1.00 par value; at redemption value                  88,089        88,089
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                  112,807       116,393
- -----------------------------------------------------------------------------

     Total Redeemable Preferred Stocks                 200,896       204,482
- -----------------------------------------------------------------------------
Common Stock and Other Stockholder's Equity:
 Common stock, par value $1.00 per share, 3,700
  shares authorized and issued, 3,600 shares
  outstanding                                                4             4
 Capital in excess of par value                        589,085       356,802
 Retained earnings (deficit)                           (96,001)       37,926
 Minimum pension liability                                  (5)           (5)
 Cumulative foreign exchange
   translation adjustments                              (9,686)       (5,236)
- -----------------------------------------------------------------------------
    Total Common Stock and Other
      Stockholder's Equity                             483,397       389,491
- -----------------------------------------------------------------------------

     Total                                        $  2,533,798    $2,345,658
=============================================================================

                            McDERMOTT INCORPORATED
           CONSOLIDATED STATEMENT OF LOSS AND RETAINED EARNINGS (DEFICIT)
                              DECEMBER 31, 1993

                                         THREE                NINE
                                      MONTHS ENDED        MONTHS ENDED
                                  12/31/93   12/31/92  12/31/93  12/31/92
                                  --------   --------  --------  --------
                                                 (Unaudited)
                                                (In thousands)
[S]                              [C]        [C]       [C]         [C]
Revenues                         $613,407   $515,567  $1,635,495  $1,464,564
- -----------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations               550,564   439,077    1,441,878   1,274,261
 Depreciation and amortization     14,550    22,905       50,823      62,184
 Selling, general and
   administrative expenses         40,359    38,898      122,148     114,081
- -----------------------------------------------------------------------------

                                  605,473   500,880    1,614,849   1,450,526
- -----------------------------------------------------------------------------
                                    7,934    14,687       20,646      14,038
Equity in Income of Investees       1,194     1,057        7,179       4,106
- -----------------------------------------------------------------------------

   Operating Income                 9,128    15,744       27,825      18,144
- -----------------------------------------------------------------------------
Other Income (Expense):
 Interest income                      960     1,167        3,187       4,701
 Interest expense                 (14,452)  (19,903)     (45,983)    (56,528)
 Other-net                            438    (9,252)      (5,293)    (22,930)
- -----------------------------------------------------------------------------

                                  (13,054)  (27,988)     (48,089)    (74,757)
- -----------------------------------------------------------------------------
Loss before Provision for (Benefit from)
  Income Taxes, Extraordinary Item and
  Cumulative Effect of Accounting
  Changes                          (3,926)  (12,244)     (20,264)    (56,613)
Provision for (Benefit from) Income
  Taxes                            (1,595)   (3,820)       1,090     (14,913)
- -----------------------------------------------------------------------------
Loss before Extraordinary Item and
  Cumulative Effect of Accounting
  Changes                          (2,331)   (8,424)     (21,354)    (41,700)
Extraordinary Item                    -        (610)         -          (610)
Cumulative Effect of Accounting
  Changes                             -          -      (100,750)   (236,315)
- -----------------------------------------------------------------------------

Net Loss                           (2,331)   (9,034)    (122,104)   (278,625)
- -----------------------------------------------------------------------------

Retained Earnings (Deficit) -
  Beginning of Period             (89,772)   50,102       37,926     327,636
Deduct Cash Dividends - Preferred
  Stocks                            3,898     3,971       11,823      11,914
- -----------------------------------------------------------------------------

Retained Earnings (Deficit) -
  End of Period               $   (96,001) $ 37,097  $   (96,001) $   37,097
=============================================================================

See accompanying notes to consolidated financial statements
[/TABLE]

                         McDERMOTT INCORPORATED
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                          DECEMBER 31, 1993

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 NINE MONTHS ENDED
                                            12/31/93             12/31/92
                                            --------             --------
                                                     (Unaudited)
                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                     $   (122,104)     $   (278,625)
- -----------------------------------------------------------------------------

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                    50,823            62,184
  Gain (loss) on sale and disposal of assets       (1,688)            2,934
  Cumulative effect of accounting changes         100,750           236,315
  Extraordinary item                                  -                 610
  Provision for (benefit from) deferred taxes     (29,552)            7,977
  Other                                             1,603             3,515
  Changes in assets and liabilities, net of
    effects from acquisition:
      Accounts receivable                         (56,564)           48,816
      Accounts payable                            (22,891)          (39,657)
      Inventories                                  (3,405)            5,134
      Net contracts in progress and advance
        billings                                   28,612            74,801
      Income taxes                                 17,861           (74,111)
      Accrued interest                             (1,737)          (57,550)
      Accrued liabilities                         (33,039)           (7,606)
      Other, net                                  (22,366)          (18,935)
- -----------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES             (93,697)          (34,198)
- -----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Delta Catalytic Corporation        (28,249)             -
Purchases of property, plant and equipment        (39,039)         (39,461)
Proceeds from the sale and disposal of assets       3,643           11,080
Purchases of government obligations, under
 reverse repurchase agreement with an affiliate  (646,685)      (4,959,052)
Sales of government obligations, under
 reverse repurchase agreement with an affiliate   725,545        5,003,638
Other                                                (346)            (473)
- ----------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES          14,869           15,732
- ----------------------------------------------------------------------------


                                                               CONTINUED

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    NINE MONTHS ENDED

                                              12/31/93            12/31/92
                                              --------            --------
                                                         (Unaudited)
                                                       (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                     $  (200,838)      $   (17,304)
Issuance of long-term debt                         92,475            75,000
Increase in short-term borrowings                  28,012               -
Short-term borrowing from an affiliate             38,400               -
Dividends paid                                    (11,823)          (11,914)
Capital contribution received from International  100,000              -
Other                                              (3,724)             (624)
- ----------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          42,502            45,158
- ----------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH             (714)             (596)
- ----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   (37,040)           26,096
- ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                         71,549            31,423
- ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   34,509       $    57,519
============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)         $   47,722      $    114,084
  Income taxes                                 $    4,883      $     50,466
============================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Investments and accrued interest received as
   a capital contribution from McDermott
   International, Inc.                        $  132,283       $       -
=============================================================================

See accompanying notes to consolidated financial statements.

                         McDERMOTT INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                  AND AT DECEMBER 31 AND MARCH 31, 1993



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott
International, Inc., and all subsidiaries.   Investments in joint venture
and other entities in which the Delaware Company has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1993. Results for the three months and ended
December 31, 1992 have been restated to reflect the adoption of Statement of Accounting Standards ("SFAS") No. 106 (see Note 6).

Unless the context otherwise requires, hereinafter, the "Delaware Company" will be used to mean McDermott Incorporated and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company), and "International" will be used to mean McDermott International, Inc., a Panamanian corporation.

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a favorable warranty reserve adjustment ($6,710,000, net of tax of $4,290,000), included in the nine months ended December 31, 1993; the cumulative effect of the accounting changes included in the nine months ended December 31, 1993 and 1992 (See Notes 4 and 6);
and the accelerated depreciation and write-off of certain fabrication and marine construction equipment ($4,598,000, net of tax of $2,368,000) and the extraordinary item (See Note 7) included in the three a months ended December 31, 1992. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - INVENTORIES

Consolidated inventories at December 31, 1993 and March 31, 1993 are summarized below:
                                       December 31,         March 31,
                                          1993                1993
                                       ------------         --------
                                                 (In thousands)
Raw Materials and Supplies              $  44,731           $   36,320
Work in Progress                           20,638               17,678
Finished Goods                              6,270               11,378
- ---------------------------------------------------------------------------

                                        $  71,639           $   65,376
===========================================================================


NOTE  3 - SEGMENT REPORTING INFORMATION
                                          THREE                NINE
                                      MONTHS ENDED         MONTHS ENDED
                                  12/31/93   12/31/92  12/31/93    12/31/92
                                  --------   --------  --------    --------
                                                   (In thousands)
REVENUES:
Power Generation Systems and
   Equipment                     $ 423,080  $ 397,459 $1,159,249  $1,104,146
Marine Construction Services       191,909    118,167    478,227     360,659
Intersegment Transfer Eliminations  (1,582)       (59)    (1,981)       (241)
- -----------------------------------------------------------------------------

      Total Revenues             $ 613,407  $ 515,567 $1,635,495  $1,464,564
=============================================================================


OPERATING INCOME:
Segment Operating Income:
 Power Generation Systems and
   Equipment                     $ 10,860   $ 16,971  $   34,311  $  30,569
 Marine Construction Services       6,787      7,576      18,244     11,716
- ----------------------------------------------------------------------------

  Total Segment Operating Income   17,647     24,547      52,555     42,285
- ----------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
 Power Generation Systems and
    Equipment                       1,373      1,057       5,932     4,013
 Marine Construction Services        (179)       -         1,247        93
- ----------------------------------------------------------------------------
  Total Equity in Income of
     Investees                      1,194      1,057       7,179     4,106
- ----------------------------------------------------------------------------

     General Corporate Expenses    (9,713)    (9,860)    (31,909)  (28,247)
- ----------------------------------------------------------------------------

        Total Operating Income    $ 9,128   $ 15,744   $  27,825 $  18,144
============================================================================

NOTE 4 - CHANGE OF ACCOUNTING PRINCIPLE

As a result of the issuance of Emerging Issues Task Force ("EITF") Issue
No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which had been the Delaware Company's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third fiscal quarter of 1994, and effective April 1, 1993, the Delaware Company adopted this provision of EITF Issue No. 93-5 as a change in accounting principal and provided for estimated future costs to the extent that recovery from its insurers is not determined to be probable. As previously reported, the Delaware Company has an agreement with a majority of its principal insurers concerning the method of allocation of these claims against the years of coverage, which operates to reduce the Delaware Company's liability for such claims. However, claims allocated to policy year 1979 are excluded from this agreement, and the Delaware Company's ability to recover these claims, and claims against certain insolvent insurers, is only reasonably possible, thus a provision for these estimated future costs has been recognized. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are settled. Accordingly, the ultimate loss may differ materially from the amount provided in consolidated financial statements.

The cumulative effect of the accounting change on prior years at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000) for the nine months ended December 31, 1993. Other than the cumulative effect of the accounting change, the adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in Loss before Extraordinary Item and Cumulative Effect of Accounting Change and Net Loss of $3,047,000 and $10,560,000 for the three and nine months ended December 31, 1993, respectively, as costs that would have been recognized under the Delaware Company's prior practice are included in the cumulative effect of the accounting change. Pro forma amounts reflecting the effect of retroactive application of the accounting change to prior periods are not presented because the amounts are not determinable.

The effect of the change on the first and second quarters of 1994 is as follows:

                                                THREE             THREE
                                            MONTHS ENDED      MONTHS ENDED
	                                           ------------      ------------

                                              6/30/93            9/30/93
    Net loss as previously reported         $  (20,359)         $  (6,177)
    Effect of change in method                    (467)             7,980
- ----------------------------------------------------------------------------
    Income (loss) before cumulative effect
     of a change in accounting principle       (20,826)             1,803

    Cumulative effect on prior years (to
     March 31, 1993) of changing method       (100,750)               -
- ----------------------------------------------------------------------------

    Net income (loss) as restated           $ (121,576)         $   1,803
============================================================================

NOTE 5 - INCOME TAXES

In the second quarter of fiscal 1994, the Delaware Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34% to 35% and applied the newly enacted tax rate to deferred tax balances as of April 1, 1993. This change had no material effect on the results for the three and nine months ended December 31, 1993.

Effective April 1, 1992 the Delaware Company adopted SFAS No. 109,"Accounting for Income Taxes". The cumulative effect of the accounting change on prior years at April 1, 1992 of $3,727,000 is included in the accompanying Consolidated Statement of Loss and Retained Earnings (Deficit) for the nine months ended December 31, 1992. Other than the cumulative effect, the accounting change had no material effect on the results for the three and nine months ended December 31, 1992.

NOTE 6 - POSTRETIREMENT HEALTH CARE BENEFITS

During the fourth quarter of fiscal 1993, and effective April 1, 1992, the Delaware Company adopted SFAS No. 106, "Employers' Accounting for Postre-
tirement Benefits Other Than Pensions."   In accordance with the Statement,
the Delaware Company elected immediate recognition of its transition liability and recorded $240,042,000 (net of income tax benefit of $136,228,000) as the cumulative effect of an accounting change. In the three and nine months ended December 31, 1992, other than the cumulative effect, the adoption of SFAS No. 106 resulted in an increase before Extraordinary Item and Cumulative Effect of Accounting Changes an of $1,263,000 and $2,688,000, respectively.

NOTE 7 - EXTRAORDINARY ITEM

During the three months ended December 31, 1992, the Delaware Company purchased $10,600,000 par value of its 12.25% Senior Subordinated Notes due June 1, 1998 for $11,366,000 in cash. This transaction resulted in an extraordinary loss of $610,000 (net of income tax benefit of $314,000).

NOTE 8 - ACQUISITION OF DELTA CATALYTIC CORPORATION

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000. This was the first step in a two-step transaction which will be completed during fiscal 1997, when the Delaware Company intends to acquire the balance of DCC. The purchase price for the second step in fiscal 1997 will be determined by DCC's future earnings. DCC provides engineering, procurement, construction, industrial maintenance and specialty services to industries worldwide, including oil and gas generation; industrial, civil, and marine construction; petrochemical; and petrochemical; and pulp and paper. The purchase has been reflected in the consolidated balance sheet of the Delaware Company. Results of DCC's operations from the date of acquisition to November 30, 1993 are included in the Delaware Company's consolidated results and are included in the Marine Construction Services' segment. Revenues, segment operating income and net loss were $78,455,000, $3,346,000 and $696,000, respectively, for the three months ended December 31, 1993 and $152,468,000, $5,743,000, and $899,000,
respectively, for the nine months ended December 31, 1993. The following pro forma income statement information for the Delaware Company is presented as though the purchase of DCC had occurred on April 1, 1992:

                                                   NINE MONTHS ENDED
                                              12/31/93          12/31/92
                                              --------          --------
                                                     (Unaudited)
                                                   (In thousands)
    Revenues                                $1,738,986          $1,877,626

    Loss before Extraordinary Item and
      Cumulative Effect of Accounting
      Changes                               $  (20,879)         $ (40,381)

    Net Loss                                $ (121,629)         $(277,306)

The acquisition was accounted for under the purchase method and goodwill is being amortized over a period of 10 years. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values, which approximate book value, at the date of acquisition. Such estimates may be revised at a later date. A summary of the purchase price allocation is as follows:

                                                       (Unaudited)
                                                      (In thousands)
Net Working Capital                                    $  10,139
Excess of Cost Over Fair Value of Net Assets
     of Purchased Business                                17,366
Net Property, Plant and Equipment                         14,870
Other Non-Current Liabilities, Net                       (14,126)
- ----------------------------------------------------------------------------

     Total                                             $  28,249
============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 VS. THREE MONTHS ENDED DECEMBER 31, 1992

Power Generation Systems and Equipment's revenues increased $25,621,000 to $423,080,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U.S. Government, and repair and alteration of existing fossil fuel steam systems. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components.

Power Generation Systems and Equipment's segment operating income decreased $6,111,000 to $10,860,000. The decrease was primarily due to lower volume and margins from extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on repair and alteration of existing fossil fuel steam systems, a lower favorable workers' compensation adjustment, and higher royalty income recorded in the prior year. These decreases were partially offset by higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, and nuclear fuel assemblies and reactor components for the U.S. Government.

Power Generation Systems and Equipment's equity in income of investees increased $316,000 to $1,373,000 due primarily to improved results in two domestic joint ventures which own and operate two small power plants.

Backlog for this segment at December 31, 1993 was $2,547,666,000 compared to $2,790,983,000 at December 31, 1992. At December 31, 1993, this segment's backlog with the U. S. Government was $850,600,000 (of which $27,723,000 had not been funded). These amounts reflect the Delaware Company's estimate of the impact of Congressional budget reductions on the Advanced Solid Rocket Motor and Super Conducting Super Collider projects. Demand for supply of new base load electric power plants is not expected to increase before the mid-1990's in the U.S. The current economic environment and uncertainties created by passage of the Clean Air Act have caused utilities to defer repair and refurbishments on existing plants. However, the Clean Air Act is creating significant demand for pollution control equipment and related plant enhancements. In order to comply with Phase I of the Clean Air Act, many utilities are purchasing wet scrubbers to reduce emissions of sulphur oxides and replacement burners to reduce emissions of nitrous oxides. Conversely, the economic environment has negatively affected demand for other industrial related product lines and these markets are expected to competitive. Also, additional U.S. Government budget reductions have negatively affected this segment's other government operations.

Marine Construction Services' revenues increased $73,742,000 to $191,909,000 primarily due to the acquisition of Delta Catalytic Corporation ("DCC") (see
Note 8 to consolidated financial statements) and increased volume on marine operations. These were partially offset by lower volume on fabrication operations. Segment operating income decreased $789,000 to $6,787,000 primarily due to decreased margins on marine operations and lower volume on fabrication operations. These were partially offset by the accelerated depreciation and write-off of certain fabrication and marine construction equipment in the prior year and the inclusion of DCC.

Marine Construction Services' equity in loss of investees of $179,000 was primarily due to losses in a Mexican joint venture partially offset by the inclusion of the results of joint ventures formed in November 1992 to operate a fabrication yard in New Iberia, Louisiana and in April 1993 to operate and manage the Strategic Petroleum Reserve for the Department of Energy.

Backlog for this segment at December 31, 1993 was $401,246,000 (including $156,725,000 from DCC) as compared to $248,638,000 at December 31, 1992.
Excluding DCC, the backlog continues to decline as oil companies cut domestic capital expenditures on major projects. This segment's markets are expected to be at a low level in the U.S. during the remainder of fiscal 1994. If oil prices remain under pressure for the next six to twelve months, this could have a further negative effect on this segment's fiscal 1995 results. The overcapacity of marine equipment will continue to result in a competitive environment.

Interest income decreased $207,000 to $960,000 primarily due to lower investments in reverse repurchase agreements with an affiliate.

Interest expense decreased $5,451,000 to $14,452,000 primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993.

Other-net increased $9,690,000 to income of $438,000 from expense of $9,252,000. This increase was primarily due to a loss on the sale of an office building in the prior period.

The benefit from income taxes decreased by $2,225,000 to $1,595,000 while the loss before the benefit from income taxes decreased by $8,318,000 to
$3,926,000.   The decrease in the benefit from income taxes is due primarily to the decrease in loss from operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 VS. NINE MONTHS ENDED DECEMBER 31, 1992

Power Generation Systems and Equipment's revenues increased $55,103,000 to $1,159,249,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U.S. Government, and repair and alteration of existing fossil fuel systems. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and air cooled heat exchangers.

Power Generation Systems and Equipment's segment operating income increased $3,742,000 to $34,311,000. The increase was primarily due to higher volume and margins on fabrication and erection of fossil fuel steam and environ-mental control systems, replacement nuclear steam generators, and higher volume on nuclear fuel assemblies and reactor components for the U.S. Government. There was also a favorable warranty reserve adjustment. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year.

Power Generation Systems and Equipment's equity in income of investees increased $1,919,000 to $5,932,000 primarily due to improved results in three domestic joint ventures which own and operate a cogeneration facility and two small power plants.

Marine Construction Services' revenues increased $117,568,000 to $478,227,000 primarily due to the acquisition of DCC and improved price levels in fabrica-tion operations, partially offset by lower volume in engineering operations. Segment operating income increased $6,528,000 to $18,244,000 primarily due to the acquisition of DCC, the accelerated depreciation and write-off of certain fabrication and marine construction equipment in the prior year, and improved margins on fabrication operations. These were partially offset by lower volume in engineering operations.

Marine Construction Services' equity in income of investees increased $1,154,000 to $1,247,000 primarily due to the inclusion of the results of joint ventures formed in November 1992 to operate a fabrication yard in New Iberia, Louisiana and in April 1993 to operate the Strategic Petroleum Reserve for the Department of Energy.

General corporate expenses increased $3,662,000 to $31,909,000 primarily due to non-recurring charges related to certain cost reduction initiatives.

Interest income decreased $1,514,000 to $3,187,000 primarily due to lower investments in reverse repurchase agreements with an affiliate.

Interest expense decreased $10,545,000 to $45,983,000 primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993.

Other-net expense decreased $17,637,000 to $5,293,000 primarily due to provisions for an uncollectible non-trade receivable, a settlement of a lawsuit and a loss on the sale of an office building, all in the prior period. The decrease was partially offset by minority shareholder participa-tion in the results of DCC since its acquisition in June 1993.

The provision for (benefit from) income taxes increased by $16,003,000 to a provision of $1,090,000 from a benefit of $14,913,000 while the loss before the provision for (benefit from) income taxes decreased by $36,349,000 to $20,264,000. The increase in the provision for income taxes is due primarily to the decrease in loss from operations.

Net loss decreased $156,521,000 to $122,104,000 reflecting the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the current period and the cumulative effect of the adoption of SFAS No. 106, "Employers Accounting for Postretire-ment Benefits Other Than Pensions," of $240,042,000 in the prior year, in addition to the other items described above.

Liquidity and Capital Resources

During the nine months ended December 31, 1993, the Delaware Company's cash and cash equivalents decreased $37,040,000 to $34,509,000 and total debt decreased $18,439,000 to $667,436,000. During the same period, the Delaware Company used cash of $93,697,000 in operating activities, $28,249,000 for the acquisition of DCC (see Note 8 to consolidated financial statements), $200,838,000 for the repayment of long-term debt, and $11,823,000 for cash dividends on the Delaware Company's preferred stocks. The Delaware Company provided cash of $92,475,000 from the issuance of long-term debt, and $38,400,000 from the issuance of a note payable to an affiliate and received cash of $100,000,000 as capital contribution from International. Also, during December 1993, the Delaware Company received a capital contribution from International of $132,283,000 comprised of long-term investments of $129,930,000 (market value $130,214,000), primarily corporate bonds, accrued interest thereon of $2,353,000. Higher accounts receivable reflect collection delays on a certain foreign Power Generation Systems and Equipment segment contract and an outstanding billing relating to the termination Advanced Solid Rocket Motor contract (both billings are also reflected in low contracts in progress and advance billings). This increase was partially of the acceleration of collections of retainage billings on the Naval Reactors program.

Pursuant to an agreement with the majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. The Delaware Company has outstanding receivables of $32,276,000 at
December 31, 1993 from its insurers for reimbursement of these claims.   As a
result of collection delays inherent in the process, reimbursement is usually delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average settlement amount of these claims has continued to rise. Claims paid in the nine months ended December 31, 1993 were $85,475,000, including $5,970,000 applicable to insolvent insurers and $2,533,000 relating to the policy year 1979 (see Note 4 to consolidated financial statements). Settle-ment of the estimated liability of $138,378,000 at December 31, 1993 for future cost relating to insolvent insurers and policy year 1979 is expected to occur over the next 30 years. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are settled. Accordingly, the amounts ultimately paid may differ materially from the amount provided in consolidated financial statements. The collection delays and the amount of claims paid related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, base on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment were $39,039,000 for the nine months ended December 31, 1993 compared with $39,461,000 for the prior year and were incurred principally to maintain existing facilities.

During April and May 1993, the Delaware Company issued $87,000,000 of Series B Medium Term Notes at maturities and interest rates ranging from five to thirty years, and 6.50% to 8.75%, respectively. These notes have an average maturity of approximately twenty years and an average interest rate of approximately 7.95%.

Pursuant to its right of redemption, the Delaware Company redeemed its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures and 10.20% Sinking Fund Debentures on April 19, 1993. Additionally on June 1, 1993 and pursuant to its redemption option, the Delaware Company redeemed its 12.25% Senior Subordinated Notes due 1998. The total redemption price including accrued interest and redemption premium was $209,694,000.

At December 31, and March 31, 1993, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000, under the terms of its agreement with a certain U. S. bank. The maximum sales limit available under the agreement, which expires on December 31, 1995, is $225,000,000.

At December 31, and March 31, 1993, the Delaware Company had available to it various unsecured and uncommitted short-term lines of credit totalling $135,000,000 and $74,000,000, respectively. The Babcock & Wilcox Company also had available to it an unsecured and committed revolving line of credit facility which is restricted when The Babcock & Wilcox Company's net tangible assets do not reach a certain level. There were no borrowings against these facilities at December 31, 1993 or March 31, 1993. A Canadian subsidiary of The Babcock & Wilcox Company had available to it unsecured and uncommitted lines of credit totaling approximately $43,000,000, of which $26,015,000 was outstanding at December 31, 1993. These facilities are to meet temporary working capital needs. Additionally, DCC had available to it from a certain Canadian bank a short-term line of credit of approximately $23,000,000, of which $18,559,000 was outstanding. DCC also had available from the same bank a revolving credit facility of approximately $15,000,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at December 31, 1993.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or invest-ments. At December 31, 1993, substantially all of the net assets of the Delaware Company were subject to such restrictions. At December 31, 1993, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of Inter-national, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. At December 31, 1993, MIICO had repurchased all government obligations purchased by the Delaware Company under this agreement.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. Borrowings against this agreement of $38,400,000 at December 31, 1993 were repaid on January 5, 1994. There were no borrowings against this agreement at March 31, 1993.

Working capital increased to $168,339,000 at December 31, 1993 from $41,215,000 at March 31, 1993. During the remainder of fiscal 1994, the Delaware Company expects to obtain funds to meet capital expenditure and working capital requirements from operating activities and borrowings from short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same for the three and nine months ended December 31, 1993 and 1992.

The Delaware Company has provided a valuation allowance ($9,349,000 at December 31, 1993) for certain state and local deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($330,000,000 at December 31, 1993) in all other tax jurisdic-tions are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income arising primarily as the result of improved pre-tax earnings and, if necessary, implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

The Delaware Company adopted SFAS No. 106 effective April 1, 1992 for all domestic plans. The Delaware Company plans to adopt SFAS No. 106 for foreign plans during fiscal 1996 and the adoption is not expected to have a material effect on the consolidated financial statements of the Delaware Company. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.

In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 112 requires accrual accounting, under certain conditions, for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Delaware Company has not yet finalized its review of the impact of this statement, but the new standard will have no impact on the cash requirements for any postemployment benefits, and is not expected to have a material effect on the consolidated financial statements of the Delaware Company.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Delaware Company has not finalized its review of the new standard, but based on its current port-folio management practices, would report its investments at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity. The new standard is not expected to have a material effect on the consolidated financial statements of the Delaware Company.

                                   PART II

                          McDERMOTT INCORPORATED

                            OTHER INFORMATION
                           -------------------


No information is applicable to Part II for the current quarter, except as noted below:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Reports on Form 8-K

             There were no current reports on Form 8-K filed during the three months ended December 31, 1993.



Signatures

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          McDERMOTT INCORPORATED
                                          ----------------------
                                              (REGISTRANT)





Date:  1/26/94                           By:   s/Brock A. Hattox
       -------                               -------------------

                                                 (SIGNATURE)

                                         Brock A. Hattox
                                         Senior Vice President and
                                         Chief Financial Officer