Form 10-K
period 1994-03-31
MCDERMOTT INC
filed 1994-05-16
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended March 31, 1994
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the transition period from ______________ to ______________

Commission File No. 1-4095

                            McDERMOTT INCORPORATED
            (Exact name of registrant as specified in its charter)

                DELAWARE                                  74-1032246
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

1450 Poydras Street, New Orleans, Louisiana               70112-6050
 (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code (504) 587-4411
          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class               Name of Exchange on which registered
         -------------------               ------------------------------------
Series A $2.20 Cumulative Convertible            New York Stock Exchange
Preferred Stock, $1 Par Value

Series B $2.60 Cumulative Preferred              New York Stock Exchange
Stock, $1 Par Value

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  (X)                   No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            (X)

The aggregate market value of voting stock held by non-affiliates of the registrant was $192,078,823 as of April 28, 1994.

The number of shares of Common Stock, par value $1 per share, outstanding as of April 28, 1994 was 3,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement for action to be taken without a meeting of shareholders on August 9, 1994 is incorporated by reference into Part III of this report.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - K





                                                                            PAGE
                                    PART I


Items 1. &  2.     BUSINESS AND PROPERTIES

     A.   General                                                             1

     B.   Power Generation Systems and Equipment
              General                                                         3
              Foreign Operations                                              4
              Raw Materials                                                   4
              Customers and Competition                                       4
              Backlog                                                         5
              Factors Affecting Demand                                        6

     C.   Marine Construction Services
              General                                                         7
              Foreign Operations                                              8
              Raw Materials                                                   9
              Customers and Competition                                       9
              Backlog                                                         9
              Factors Affecting Demand                                       10

     D.   Patents and Licenses                                               10

     E.   Research and Development Activities                                10

     F.   Insurance                                                          11

     G.   Employees                                                          12

     H.   Environmental Regulations and Matters                              12

     I.   Transactions With Related Parties                                  13

     J.   Divestitures and Discontinued Operations                           14

                        I N D E X  -   F O R M  1 0 - K




                                                                            PAGE


Item 3.       LEGAL PROCEEDINGS                                              15

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16


                                    PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED SECURITY HOLDER MATTERS                                17

Item 6.       SELECTED FINANCIAL DATA                                        18

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              Results of Operations
                 Fiscal Year 1994 vs. Fiscal Year 1993                       19
                 Fiscal Year 1993 vs. Fiscal Year 1992                       21
              Effects of Inflation and Changing Prices                       22
              Liquidity and Capital Resources                                22

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA

              Report of Independent Auditors                                 26
              Consolidated Balance Sheet - March 31, 1994 and 1993           27
              Consolidated Statement of Income (Loss) and Retained
                 Earnings (Deficit) for the Three Fiscal Years ended
                 March 31, 1994                                              29
              Consolidated Statement of Cash Flows for the Three
                 Fiscal Years ended March 31, 1994                           30
              Notes to Consolidated Financial Statements                     32

Item 9.       DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                       60

                        I N D E X  -   F O R M  1 0 - K



                                                                            PAGE
                                   PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 61

Item 11.  EXECUTIVE COMPENSATION                                             61

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     61

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     61



                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

          Exhibit 22 -  Significant Subsidiaries of the Registrant           64

          Exhibit 24 -  Consent of Independent Auditors                      65

          Signatures of the Registrant                                       66

Signatures of the Directors                                                  67

                                   P A R T  I




Items 1. and 2.   BUSINESS AND PROPERTIES



A.  GENERAL

McDermott Incorporated was incorporated in 1946 as a successor to a business which had been providing construction services to the oil and gas industry since the 1920's. McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes McDermott Incorporated. International's Common Stock and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries.
"International" will be used to mean McDermott International, Inc., a Panama corporation; and "McDermott International" will be used to mean the consolidated enterprise.

The Delaware Company operates in two business segments:

       o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy; and

       o Marine Construction Services, which supplies services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies. These services, which are supplied primarily in North America, include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, and onshore construction and maintenance services.

The business of the Power Generation Systems and Equipment segment is conducted primarily through a subsidiary of McDermott Incorporated, Babcock & Wilcox Investment Company, the principal subsidiary of which is The Babcock & Wilcox Company. Unless the context otherwise requires, hereinafter "B&W" will be used to mean Babcock & Wilcox Investment Company and its consolidated subsidiaries, including The Babcock & Wilcox Company.

The Delaware Company has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

The following tables show revenues and operating income from the continuing operations of the Delaware Company for the three fiscal years ended March 31, 1994. See Note 15 to the consolidated financial statements for additional information with respect to the Delaware Company's business segments and operations in different geographic areas.

                                    REVENUES
                             (Dollars in Millions)

                                                            FOR FISCAL YEARS ENDED MARCH 31,
                                                 1994                     1993                    1992
                                         ---------------------     --------------------   --------------------
Power Generation Systems
   and Equipment (1)                     $    1,613.9      72%     $    1,521.0     77%   $    1,591.5      69%
Marine Constructions Services(2)                632.2      28%            449.1     23%          723.4      31%
Intersegment Transfer
   Eliminations                                  (2.8)      -               (.5)     -            (5.5)      -
- ---------------------------------------------------------------------------------------------------------------
Total                                    $    2,243.3     100%     $    1,969.6    100%   $    2,309.4     100%
===============================================================================================================

                                OPERATING INCOME
                             (Dollars in Millions)

                                                             FOR FISCAL YEARS ENDED MARCH 31,
                                                 1994                     1993                    1992
                                         ---------------------     --------------------   --------------------
Segment Operating Income:
  Power Generation Systems
    and Equipment(1)                     $        57.5     87%     $       68.5     95%   $      104.3     95%
  Marine Constructions Services(2)                 8.4     13%              3.4      5%            5.1      5%
- --------------------------------------------------------------------------------------------------------------
Total Segment Operating Income                    65.9    100%             71.9    100%          109.4    100%
- --------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems
    and Equipment  (1)                             8.6     95%              6.2     93%           11.2    100%
  Marine Construction Services                      .5      5%               .5      7%              -      -
- --------------------------------------------------------------------------------------------------------------
Total Equity in Income
  of Investees                                     9.1    100%              6.7    100%           11.2    100%
- --------------------------------------------------------------------------------------------------------------
General Corporate Expenses                       (43.0)     -             (40.1)     -           (40.2)     -
- --------------------------------------------------------------------------------------------------------------
Total Operating Income                   $        32.0      -      $       38.5      -    $       80.4      -
==============================================================================================================

(1) See Note 3 to the consolidated financial statements regarding the deconsolidation of B&W Fuel Company to a cost method investment and the change in B&W Nuclear Service Company from an equity method to a cost method investment during fiscal year 1992.
(2) See Note 2 to the consolidated financial statements regarding the acquisition of Delta Catalytic Corporation during fiscal year 1994.

B.  POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. The segment supplies individually engineered complete fossil fuel steam generating systems for electric power generation and for industrial processes. This segment also provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. It also supplies process recovery boilers and environmental control systems for the process and power industries, air-cooled heat exchangers and condensing heat exchangers. This segment also provides non-boiler related equipment and services usually in connection with the construction of turnkey power generation projects. It is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power units and other independent power producing plants. It is participating in this market as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment also provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. Revenues from the U. S. Government related to this activity were approximately 13%, 13% and 14% of the Delaware Company's total revenues for fiscal years 1994, 1993 and 1992, respectively. This activity has made significant contributions to the operating income for the Delaware Company in all three fiscal years. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U.S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program. Recent U.S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, have negatively affected this segment's government operations.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U.S. and international markets from its Cambridge, Ontario location. Although no contracts for nuclear steam generating systems have been awarded for a number of years, this facility was awarded three contracts during fiscal year 1993 valued at approximately $280,000,000 to supply replacement recirculating steam generators to three domestic utilities. B&W also supplies field repair and refurbishment services to the Canadian and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Little Rock, Arkansas; Indianapolis and Mount Vernon, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, Canada. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income, respectively, follow:


                                      REVENUES                                  SEGMENT OPERATING INCOME
  FISCAL YEAR               AMOUNT                PERCENT                     AMOUNT               PERCENT
                                           (Dollars in Thousands)
     1994            $       372,474                17%                   $       31,577               48%

     1993                    243,394                12%                           11,556               16%

     1992                    193,124                 8%                            6,583                6%

B&W primarily conducts its foreign business from its Cambridge, Ontario location, which also serves the United States market. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of less than majority-owned joint venture companies (equity investees) of International, principally located in China, Indonesia, and India.

RAW MATERIALS

The principal raw materials used by this segment to construct power generation systems and equipment consist of carbon and alloy steels in various forms, such as plate, forgings, structurals, bars, sheet, strip, heavy wall pipe and tubes. Significant amounts of components and accessories are also purchased for assembly for supplied systems and equipment. These raw materials and components generally are purchased as needed for individual contracts.

Although shortages of certain of these raw materials have existed from time to time, no serious shortage exists at the present time. In addition, this segment is not sole source dependent for any significant raw materials except for the uranium for the nuclear fuel assemblies supplied to the Naval Reactors Program, which is furnished and owned by the U.S. Government.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills. The electric power generation industry accounted for approximately 36%, 29% and 21% of the Delaware Company's total revenues for fiscal years 1994, 1993 and 1992, respectively. U.S. Government business with this segment, excluding government-owned utilities, accounted for approximately 17%, 20% and 21% of the Delaware Company's total revenues for such periods.

Steam generating system orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign-based companies, specializing in steam generating equipment, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

In regard to the Naval Reactors Program, B&W is the sole source supplier of nuclear fuel assemblies and reactor components to the U. S. Navy. As a result, B&W was awarded significant new orders for aircraft carrier components and will retain its prototype design and manufacturing capability for a new generation of reactors for the submarine program. B&W is now the sole supplier to the U. S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1994 and 1993 for the Power Generation Systems and Equipment segment was $2,398,285,000 and $2,614,709,000 or approximately 85% and 90%, respectively, of the Delaware Company's backlog. Of the March 31, 1994 backlog, it is expected that approximately $1,042,181,000 will be recognized in revenues in fiscal year 1995, $565,773,000 in fiscal year 1996 and $790,331,000 thereafter, of which approximately 90% will be recognized in fiscal years 1997 through 1999. At March 31, 1994, this segment's backlog with the U. S. Government was $775,909,000 (of which $17,055,000 had not yet been funded), or approximately 27% of the Delaware Company's total backlog. The impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects are reflected in these amounts. Backlog as of March 31, 1994 and 1993 included $5,190,000 and $153,726,000, respectively, relating to these projects.

During fiscal year 1994, B&W was awarded a $400,000,000 contract from Perusahaan Umum Listrik Negara ("PLN"), the state utility of Indonesia, for work on the expansion of the Suralaya power station in West Java. The project is for three 600 megawatt coal-fired boilers for phase three of PLN's Suralaya development program to expand Indonesia's electrical system. Also during fiscal year 1994, B&W was awarded a $123,000,000 contract from Taiwan Power Company to supply a wet flue gas desulphurization system to the utility's Taichung Station, units 5-8. The steam generators and selective catalytic reduction systems for these four 550 megawatt units were awarded to B&W in fiscal year 1992 under a separate contract. In addition, B&W was awarded an $80,000,000 contract by the Egyptian Electric Authority to supply two 600-megawatt gas and oil fired boilers, plus all accessories at El-Kureimat, the utility's new power station.

If in management's judgment it becomes doubtful whether contracts will proceed, the backlog is adjusted accordingly. If contracts are deferred or cancelled, B&W is usually entitled to a financial settlement related to the individual circumstances of the contract. Operations and maintenance contracts, which are performed over an extended period, are included in backlog based upon an estimate of the revenues from these contracts.

B&W attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long- term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

Electrical consumption has grown moderately in the United States in recent years. Electric utilities have deferred ordering large, new baseload units because of continuing uncertainties over fuel prices, rate regulation and environmental rules. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities with excess capacity and non-regulated sources, such as cogenerators and independent power producers.

The current competitive economic environment and uncertainties created by passage of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer repairs and refurbishments on existing plants. However, the Clean Air Act has created demand for environmental control equipment and related plant enhancements.
Most utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and they will purchase equipment to comply with Phase II deadlines in a gradual manner, spread out over the next several years as various deadlines approach.

Steam generation equipment is purchased most frequently by firms in the energy-intensive industries, including pulp and paper, oil refining, chemicals, primary metals and food processing. Sales into the U.S. by foreign companies competing in these industries have limited any expansion in steam generating capacity by the pulp and paper, chemicals and primary metal industries. The modest outlook for population growth has limited the needs of the food processing industry for additional steam generation capacity. In addition, environmental regulations have required the oil refining, pulp and paper, chemicals, and utility industries to invest in environmental control equipment, which has limited the investment available for additional steam generation capacity. These factors and the current economic environment have affected demand for industrial-related product lines and these markets are expected to remain very competitive.

Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

With the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has been declining since the mid-1980's. However, B&W became the sole source provider of these assemblies in fiscal year 1991 and supplies nuclear fuel assemblies due to reload requirements. The backlog of orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components comprised a substantial portion of this segment's backlog with the U. S. Government at March 31, 1994 and this activity is expected to continue to be a significant, but declining, part of such backlog. Also, additional U.S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, have negatively affected this segment's other government operations.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services, and the management of government owned facilities. Currently, a majority-owned subsidiary of B&W manages and operates a government owned facility at the Department of Energy's Idaho National Engineering Laboratory.

C.   MARINE CONSTRUCTION SERVICES

GENERAL

The Marine Construction Services' segment consists of the design, construction and installation of specialized offshore fixed platforms and marine pipelines used for development drilling, production and transportation of oil and gas. Marine Construction Services also includes engineering and construction services for oil production in shoreline and marshland areas (principally in Louisiana and Texas) and the engineering and construction of processing plants for the oil, gas, and hydrocarbon processing and mineral industries. This segment's shipyard facility supplies complete maintenance and construction facilities and is a builder of a variety of marine vessels, including ferries, barges, tugboats, container ships, bulk carriers and other specialized vessels. Marine Construction Services also provides vessel chartering operations, principally to affiliated companies.

Fixed platforms, which are fastened to the seafloor by pilings driven through their structural legs, have been installed by the Delaware Company in water depths of more than 1,000 feet. These platforms have been engineered to withstand increasingly greater weights and stresses as the search for oil and gas has expanded into deeper water and into areas subject to severe weather conditions. In addition, this segment is capable of fabricating and installing tension-leg platforms, floating production systems and subsea templates.

The Delaware Company owns a 49% interest in a Mexican joint venture that operates 2 self-propelled combination derrick-pipelaying barges (1 capable of lifting 2,000 tons) and 1 pipelaying barge.

The Marine Construction Services' segment has its principal fabrication yard and offshore base located on approximately 1,114 acres of land, under lease, near Morgan City, Louisiana. It also owns and operates a fabrication yard on approximately 218 acres of land in Nueces County, Texas and operates a shipyard on approximately 58 acres of leased land near Morgan City.

The equipment used at these yards, which is capable of fabricating a full range of offshore structures, consists principally of cranes, welding equipment, machine tools, and robotic and other automated equipment, in addition to other fabrication equipment, most of which is movable.

Expiration dates, including renewal options, of leases covering land for the shipyard and fabrication yards at Morgan City, Louisiana range from 2001 to 2032.

The Delaware Company owns one of the largest fleets of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. The Delaware Company owns 4 derrick barges, 2 pipelaying barges and 3 combination derrick-pipelaying barges. The lifting capacities of the derrick and combination derrick-pipelaying barges range from 750 tons to 3,000 tons. These barges, which range in length from 400 feet to 589 feet, are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile driving hammers, anchor winches and variety of additional gear.

The marine equipment includes a derrick barge capable of lifting 3,000 tons and providing accommodation for approximately 240 workers and a semi-submersible lay barge capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths up to 2,000 feet. This segment has performed one of the largest single lifts (over 2,300 tons) and has installed one of the deepest marine pipelines (in over 1,400 feet of water) in the Gulf of Mexico.

In addition, the Delaware Company owns and operates a shearleg crane capable of lifting up to 5,000 tons and has a long-term lease on a derrick barge with a lifting capacity of approximately 4,000 tons. It also owns or leases a substantial number of other vessels, such as tugboats, utility boats and cargo barges to support the major marine vessels.

In connection with its construction and pipelaying activities, this segment conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") in the first step in a two-step transaction which will be completed during fiscal year 1997, when the Delaware Company intends to acquire the balance of DCC. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

FOREIGN OPERATIONS

The amounts of Marine Construction Services' revenues, including intersegment revenues, and segment operating income (loss) derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income, respectively, follow:

                                     REVENUES                             SEGMENT OPERATING INCOME (LOSS)
  FISCAL YEAR              AMOUNT                PERCENT                 AMOUNT                    PERCENT
                                           (Dollars in Thousands)
     1994            $       238,663                11%                $      7,403                    11%

     1993                      3,100                - %                        (745)                   - %

     1992                        850                - %                        (233)                   - %

The majority of the Delaware Company's foreign operations are conducted in Calgary, Alberta, Canada at DCC which was acquired in fiscal year 1994. See
Note 2 to the consolidated financial statements.

RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies (including foreign government owned companies). Customers generally contract with this segment for the design, construction and installation of specific platforms, pumping stations, marine pipelines, and production networks and the construction of marine vessels. Contracts are usually awarded on a competitive bid basis.

There are several companies which compete effectively with the Delaware Company in each of the separate marine construction phases.

BACKLOG

As of March 31, 1994 and 1993, the Marine Construction Services' backlog amounted to $430,338,000 (including $233,299,000 from DCC) and $305,390,000, or approximately 15% and 10%, respectively, of the Delaware Company's total backlog. Excluding DCC, backlog of $197,039,000 was down from the level of backlog at March 31, 1993, but remains above the levels experienced during most of the 1980s. The backlog continues to decline as oil companies cut domestic capital expenditures on major projects. Of the March 31, 1994 backlog, it is expected that approximately $356,664,000 will be recognized in revenues in fiscal year 1995, $50,740,000 in fiscal year 1996 and $22,934,000 thereafter.

Work is performed on a fixed price, cost plus or day rate basis or combination thereof. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

The activity of the Marine Construction Services' segment depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.

Oil company capital expenditure budgets in calendar year 1994 are moderately higher than 1993 as expenditures in North America are expected to increase while international expenditures are expected to decline slightly. World oil prices in calendar year 1994 are generally expected to be below the average price in 1993. If oil prices remain under pressure, this could have a further negative impact on this segment's backlog. The composite spot price for natural gas in the United States was higher in calendar year 1993 than in 1992 and is expected to be similar or higher in 1994.

This segment's markets are expected be at a low level in the U. S. during fiscal year 1995. The overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.

D.   PATENTS AND LICENSES

Many U. S. and foreign patents have been issued to the Delaware Company and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to the Delaware Company. While the Delaware Company regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

E.   RESEARCH AND DEVELOPMENT ACTIVITIES

The Delaware Company conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1994, 1993 and 1992, approximately $67,695,000, $60,996,000, and $88,000,000, respectively, was spent by the Delaware Company on research and development activities, of which approximately $48,112,000, $42,082,000, and $67,100,000, respectively, was paid for by customers of the Delaware Company. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. A new multi-million dollar clean environment development facility is in progress at its Alliance, Ohio location and is expected to be completed by March 31, 1995. The test facility is being undertaken in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 241 employees were engaged full time in research and development activities at March 31, 1994.



F.   INSURANCE

The Delaware Company maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which the Delaware Company considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, the Delaware Company endeavors to obtain contractual protection against uninsured risks from its customers.

The Delaware Company's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to customer's property, the Delaware Company has obtained waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, the Delaware Company is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provisions of the Price-Anderson Act, as amended ("the Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where the Delaware Company provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although the Delaware Company does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for four of its five facilities which are licensed to maintain special nuclear materials. The fifth facility operates primarily as a conventional research center. However, this facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at the Delaware Company's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the five facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to agreements entered into with the U. S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U. S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the U. S. Government has assumed the risks of public liability claims.

The Delaware Company's offshore construction business is subject to the usual risks of operations at sea, with additional exposure due to the utilization of expensive construction equipment, sometimes under extreme weather conditions. In addition, the Delaware Company operates in many cases on or in proximity to existing offshore facilities which are subject to damage by the Delaware Company and such damage could result in the escape of oil and gas into the sea.

The insurance coverage of the Delaware Company for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. However, amounts allocable to policy year 1979 are excluded from this agreement, and The Babcock & Wilcox Company's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Accordingly, a provision for these estimated future costs has been recognized for financial reporting purposes. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

G.   EMPLOYEES

At March 31, 1994, and 1993, the Delaware Company employed, under its direct supervision in continuing operations, approximately 16,500 persons. Approximately 4,900 employees were members of labor unions at March 31, 1994 as compared with approximately 4,000 at March 31, 1993. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. There are no major union contracts expiring during the next year. The Delaware Company considers its relationships with its employees to be satisfactory.

H.   ENVIRONMENTAL REGULATIONS AND MATTERS

Like other companies, the Delaware Company is subject to the existing and evolving standards relating to the environment. The Delaware Company's compliance with U. S. federal, state and local environmental protection regulations necessitated capital expenditures of $843,000 in fiscal year 1994, and it expects to spend another $6,420,000 on capital expenditures over the next five years. However, the Delaware Company cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $11,404,000 in fiscal year 1994.

The Delaware Company has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. The Delaware Company has not been determined to be
a major contributor of wastes to these sites.   However, each potentially
responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to each site. Based on its relative contribution of waste to each site, the Delaware Company's share of the ultimate liability for the various sites is not expected to have a material adverse effect on the Delaware Company's consolidated financial position.

Remediation projects have been or may be undertaken at certain of the Delaware Company's current and former plant sites, and, during fiscal year 1994, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and virtually all contaminated soil has been shipped to authorized disposal facilities. B&W is in the final stage of obtaining approval from the NRC to have the site released for unrestricted use.

The Department of Environmental Resources of the Commonwealth of Pennsylvania ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, remedial and monitoring relief related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently evaluating PADER's consent order and expects to negotiate a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material adverse effect on the consolidated financial statements of the Delaware Company.

The Delaware Company performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U. S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will provide financial assurance of approximately $11,000,000 required by June 29, 1994 by issuing a surety bond, a letter of credit or by funding a trust to provide for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U. S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material adverse effect upon the consolidated financial position of the Delaware Company.

I.   TRANSACTIONS WITH RELATED PARTIES

The Delaware Company has material transactions occurring during the normal course of operations, including the leasing of equipment, the sale of engineering and design services, fabrication services, and the performance of certain general and administrative services, with International and other affiliated companies. The Delaware Company has also entered into various financial agreements with International and its subsidiaries, including a Stock Purchase and Sale Agreement. (See Note 5 to the consolidated financial statements.)

The Delaware Company leases major items of marine equipment to International. All such leases now in force are terminable at will by either party on 30 days' notice. The rents payable to the Delaware Company are designed to insure that the Delaware Company will recover any cost incurred by it with respect to such items of marine equipment.

The Delaware Company has charged International for engineering services by reference to charges to unrelated parties for similar work and for general and administrative activities based on an allocation of cost. The Delaware Company intends to continue to provide various services to International and the arrangements for pricing those services will be reviewed from time to time.

The casualty and marine insurance programs of the Delaware Company are placed through commercial insurance carriers which in turn substantially reinsure these exposures to a wholly-owned insurance subsidiary of International. Management believes that this approach is more cost effective as there is no commercial market on the same economic terms for these types of exposures.

J.   DIVESTITURES AND DISCONTINUED OPERATIONS

During fiscal year 1993, the Delaware Company concluded the sale of its remaining interests in the B&W Fuel Company ("BWFC") to a consortium of U.S. subsidiaries of three French companies and its remaining interests in the B&W Nuclear Service Company to a U.S. subsidiary of Framatome S.A., which is also one of the French companies that participated in BWFC. These businesses consisted of fuel assemblies for refueling, engineering, field repair and refurbishment services, and computer services for existing nuclear reactors.

During fiscal year 1992, the Delaware Company sold its Welded Tubular Products Division in Alliance, Ohio to Alliance Tubular Products Co., a wholly-owned subsidiary of J. H. Roberts Industries, Inc., of Des Plaines, Illinois. The facility had previously produced specialty tubing for mechanical and pressure applications.

Item 3.     LEGAL PROCEEDINGS

Due to the nature of its business, the Delaware Company is, from time to time, involved in litigation. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of the Delaware Company.

For a discussion of the Delaware Company's potential liability for non-employee products liability asbestos claims, see Item 1F and Note 1 to the consolidated financial statements.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I



Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As a result of the plan of reorganization announced by the Delaware Company on October 28, 1982 and completed on March 15, 1983, all of the Delaware Company's outstanding Common Stock is owned by International and, consequently, there is no market for the Delaware Company's Common Stock. For restrictions on the Delaware Company's present or future ability to pay dividends, see Note 6 to notes to the consolidated financial statements.

Item 6.     SELECTED FINANCIAL DATA

                                                    FOR THE FISCAL YEARS ENDED MARCH 31,
                              1994               1993              1992              1991            1990
                              ----               ----              ----              ----            ----
                                                           (In thousands)
Revenues              $     2,243,366   $     1,969,622   $     2,309,408    $    2,221,602    $    2,084,089
Income (Loss)
 From Continuing
 Operations before
 Extraordinary Items
 and Cumulative
 Effect of Accounting
 Changes              $       (26,316)  $       (27,079)  $        29,857    $      (29,984)   $      (53,766)
Net Income
  (Loss)              $      (127,066)  $      (273,825)  $        26,489    $      (10,690)   $       35,800

Total Assets          $     2,486,105   $     2,345,658   $     2,464,818    $    2,653,404    $    2,732,388

Long-Term
 Obligations          $       584,532   $       492,036   $       658,007    $      516,221    $      734,909

Redeemable
 Preferred Stocks             196,672           204,482           204,482           204,482           204,487
                      ---------------   ---------------   ---------------    --------------    --------------

       Total          $       781,204   $       696,518   $       862,489    $      720,703    $      939,396

In fiscal year 1994, Net Income (Loss) includes a cumulative effect of accounting change of $100,750,000 due to the adoption of Emerging Issues Task Force Issue No. 93-5 which resulted in a provision for estimated future costs resulting from possible gaps in insurance coverage with respect to non-employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled, and accordingly, the ultimate loss may differ materially from the amount provided. In fiscal year 1993, Net Income (Loss) includes a cumulative effect of an accounting change of $240,042,000 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106. See Note 1 to the consolidated financial statements regarding the above and the adoption of SFAS No. 109 in fiscal year 1993, Note 2 regarding the acquisition of Delta Catalytic Corporation and Note 14 regarding discontinued operations.

In fiscal years 1993 and 1992, Income (Loss) from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes includes after tax gains from the sale of the Delaware Company's interests in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively (see Note 3 to the consolidated financial statements).

All of the Common Stock of the Delaware Company is owned by International and, therefore, no per share data is shown above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL YEAR 1994 VS FISCAL YEAR 1993

Power Generation Systems and Equipment's revenues increased $92,978,000 to $1,613,954,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and air cooled heat exchangers.

Power Generation Systems and Equipment's segment operating income decreased $11,018,000 to $57,527,000. The decrease was primarily due to lower volume and margins from extended scope of supply and fabrication of industrial boilers as well as defense and space- related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements, replacement parts, and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year. These decreases were partially offset by higher volume and margins on replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U.S. Government and higher volume on fabrication and erection of fossil fuel steam and environmental control systems. There were also lower general and administrative expenses, and lower warranty expense, primarily due to net favorable warranty reserve adjustments (See Note 16 to the consolidated financial statements).

Power Generation Systems and Equipment's equity in income of investees increased $2,457,000 to $8,635,000 due primarily to improved results in three domestic joint ventures which own and operate a cogeneration plant and two small power plants.

Backlog for this segment at March 31, 1994 was $2,398,285,000 compared to $2,614,709,000 at March 31, 1993. At March 31, 1994, this segment's backlog with the U. S. Government was $775,909,000 (of which $17,055,000 had not yet been funded). These amounts reflect the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects. Also, additional U.S. Government budget reductions have negatively affected this segment's other government operations. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

The current competitive economic environment and uncertainties created by passage of the Energy Policy Act of 1992 and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer repairs and refurbishments on existing plants. However, the Clean Air Act has created demand for environmental control equipment and related plant enhancements. Most utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and they will purchase equipment to comply with Phase II deadlines in a gradual manner, spread out over the next several years as various deadlines approach. Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

Marine Construction Services' revenues increased $183,073,000 to $632,242,000 primarily due to the acquisition of DCC. This increase was partially offset by lower volume in fabrication and engineering operations, and procured materials.

Marine Construction Services' segment operating income increased $5,029,000 to $8,445,000, primarily due to the acquisition of DCC, improved margins on fabrication operations, and the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment in the prior year. These increases were partially offset by lower volume in fabrication and engineering operations.

Backlog for this segment at March 31, 1994 was $430,338,000 (including $233,299,000 from DCC). Excluding DCC, this was down from backlog of $305,390,000 at March 31, 1993. This segment's markets are expected to be at a low level in the U.S. during 1995. The overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.

Interest expense decreased $21,275,000 to $53,870,000, primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993, and a reduction in accrued interest on proposed tax deficiencies.

Other-net expense increased $6,829,000 to $9,066,000. The increase was primarily due to the inclusion of DCC's minority interest expense in the current period and gains on the sale of interests in two commercial nuclear joint ventures (See Note 3 to the consolidated financial statements), all in the prior period.

Provision for (benefit from) income taxes increased $6,473,000 to a provision of $915,000 from a benefit of $5,558,000 while loss before the provision for (benefit from) income taxes, extraordinary items and cumulative effect of accounting changes decreased $7,236,000 to $25,401,000. The increase in the provision for income taxes is due primarily to the increase in income from foreign operations.

Net loss decreased $146,759,000 to $127,066,000 reflecting the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the current year and the cumulative effect of the adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," of $240,042,000 in the prior year, in addition to the other items described above.

FISCAL YEAR 1993 VS FISCAL YEAR 1992

Power Generation Systems and Equipment's revenues decreased $70,489,000 to $1,520,976,000. This was primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government and plant enhancements. Additionally, the segment's controlling interest in its commercial nuclear joint ventures was sold during December 1991, and revenue from this activity is no longer included in this segment's revenues. These decreases were partially offset by higher revenues from fabrication and erection of fossil fuel steam and environmental control systems and extended scope of supply and fabrication of industrial boilers.

Power Generation Systems and Equipment's segment operating income decreased $35,740,000 to $68,545,000. This was primarily due to non-recurring items which benefitted 1992's results. These items included a Department of Energy grant for decommissioning and restoration of an inactive nuclear facility, the inclusion of the commercial nuclear fuel joint venture's results through December 1991, and the reduction of a provision to relocate a manufacturing plant. The decrease was also due to lower volume and margins on plant enhancements and lower volume from nuclear fuel assemblies and reactor components for the U.S. Government. This decrease was partially offset by higher volume on fabrication and erection of fossil fuel steam and environmental control systems and higher margins on defense and space-related products other than nuclear fuel assemblies and reactor components.

Marine Construction Services' revenues decreased $274,243,000 to $449,169,000 due to lower volume in fabrication and offshore operations. Segment operating income decreased $1,655,000 to $3,416,000 primarily due to the lower volume in fabrication and offshore operations and lower margins on fabrication operations. These were partially offset by improved margins on offshore operations and reduced general and administrative expenses. There were also higher equipment writedowns and a contract loss provision in 1992.

Equity in income of investees decreased $4,598,000 to $6,655,000. This decrease principally resulted from equity income of $5,179,000 from the commercial nuclear services joint venture in 1992.

Interest expense increased $1,389,000 to $75,145,000. This increase resulted from changes in debt obligations and interest rates prevailing thereon, which was partially offset by a reduction in the provision for interest on proposed income tax deficiencies and lower interest expense resulting from interest rate swap agreements.

Other-net decreased $48,256,000 to expense of $2,237,000 from income of $46,019,000. The decrease was principally due to lower gains on the sale of its interests in two commercial nuclear joint ventures (see Note 3 to the consolidated financial statements.) In addition, income from management fees and services applicable to the two commercial nuclear joint ventures of $8,446,000 was recorded in 1992.

Provision for (benefit from) income taxes decreased $34,253,000 to a benefit of $5,558,000 from a provision of $28,695,000, while income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary items and cumulative effect of accounting changes decreased $91,189,000 to a loss of $32,637,000 from income of $58,552,000. The decrease in the provision for income taxes is due primarily to a decrease in income from continuing operations.

Net Income (Loss) decreased $300,314,000 to a loss of $273,825,000 from income of $26,489,000, reflecting the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," of $240,042,000, in addition to other items described above.

Effect of Inflation and Changing Prices

The Delaware Company's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

The management of the Delaware Company is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in the original fixed price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

During 1994, the Delaware Company's cash and cash equivalents decreased $24,185,000 to $47,364,000 and total debt decreased $79,815,000 to
$606,060,000. During the same period, the Delaware Company provided cash of $21,020,000 from operating activities and used cash of $28,249,000 for the acquisition of Delta Catalytic Corporation ("DCC"), $207,646,000 for repayment of long-term debt, and $15,719,000 for cash dividends on the Delaware Company's preferred stocks. The Delaware Company provided cash of $92,841,000 from the issuance of long-term debt and received cash of $100,000,000 as a capital contribution from International. Also, during the third quarter of fiscal year 1994, the Delaware Company received a capital contribution from International of $132,283,000 comprised of long-term investments of $129,930,000 (market value $130,214,000), primarily corporate bonds, and the accrued interest thereon of $2,353,000. Lower net contracts in progress and advance billings reflect the timing of billings on certain foreign Power Generation Systems and Equipment segment contracts.

Pursuant to an agreement with the majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The Delaware Company has outstanding receivables of $29,079,000 at March 31, 1994 from its insurers for reimbursement of these claims. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of less than $3,000 per claim) has continued to rise. Claims paid in fiscal year 1994 were $112,271,000, including $7,810,000 applicable to insolvent insurers and $3,315,000 relating to the policy year 1979 (see Note 1 to consolidated financial statements). Settlement of the estimated liability of $135,053,000 at March 31, 1994 for future costs relating to insolvent insurers and policy year 1979 is expected to occur over the next 30 years. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. The collection delays and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment increased $4,983,000 to $62,650,000 in 1994. While the majority of these expenditures were incurred to maintain and replace existing facilities and equipment, $5,000,000 was expended in connection with the purchase of a fabrication yard in Nueces County, Texas and $8,098,000 was expended on a new combustion and emission test facility at its Alliance, Ohio research center. The Delaware Company has committed to make capital expenditures of approximately $52,964,000
during fiscal year 1995.   In addition to maintaining the Delaware Company's
existing facilities, these expenditures include $38,560,000 for a new concept steam generator for the Naval Reactor Program in Lynchburg, Virginia, the anticipated purchase of a barge currently leased and the completion of a new combustion and emission facility in Alliance, Ohio.

During April and May 1993, the Delaware Company issued $87,000,000 of Series B Medium Term Notes at maturities ranging from four to twenty-nine years and interest rates ranging from 6.50% to 8.75%. These notes have an average maturity of approximately twenty years and an average interest rate of approximately 7.95%.

At March 31, 1994 and 1993, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000 under an agreement with a certain U.S. Bank. The maximum sales limit available under this agreement was $225,000,000 at March 31, 1994 (See Note 8 to the consolidated financial statements).

At March 31, 1994 and 1993, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $204,699,000 and $114,136,000, respectively. Borrowings outstanding against these facilities at March 31, 1994 were $15,519,000. There were no borrowings against these facilities at March 31, 1993. The Babcock & Wilcox Company has available to it a $128,000,000 unsecured and committed revolving line of credit facility.
Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder, and it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1994 or 1993. DCC had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at March 31, 1994.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. At March 31, 1994, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. At March 31, 1994, MIICO had repurchased all government obligations purchased by the Delaware Company under this agreement.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at March 31, 1994 or 1993.

Working capital increased to $146,797,000 at March 31, 1994 from $41,215,000 at March 31, 1993. During 1995, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, and additional borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in 1994 and 1993.

The Delaware Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

The Delaware Company has provided a valuation allowance ($10,239,000 at March 31, 1994) primarily for certain state and local deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($351,666,000 at March 31, 1994) in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

The Delaware Company adopted SFAS No. 106 effective April 1, 1992 for all domestic plans. The Delaware Company plans to adopt SFAS No. 106 for foreign plans during fiscal year 1996 and the adoption is not expected to have a material effect on the consolidated financial statements of the Delaware Company. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.

In November 1992, the FInancial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 112 requires accrual accounting, under certain conditions, for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The new standard will have no impact on the cash requirements for any postemployment benefits, and will not have a material effect on the consolidated financial statements of the Delaware Company.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Based on its current portfolio management practices, the Delaware Company will report its investments at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity. The initial impact of the new standard will not have a material effect on the consolidated financial statements of the Delaware Company.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott Incorporated


We have audited the accompanying consolidated balance sheet of McDermott Incorporated as of March 31, 1994 and 1993, and the related consolidated statements of income (loss) and retained earnings and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott Incorporated at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has provided for estimated future costs for non- employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for recoveries of products liability claims in 1994 and income taxes and postretirement benefits other than pensions in 1993.



                                            ERNST & YOUNG

New Orleans, Louisiana
May 9, 1994

                            MCDERMOTT INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1994 AND 1993


ASSETS                                                                      1994                    1993
                                                                      ----------------        ---------------
                                                                                   (In thousands)
Current Assets:
  Cash and cash equivalents                                           $         47,364        $        71,549
  Investments in government obligations,
    under reverse repurchase agreement
    with an affiliate                                                              -                   78,860
  Accounts receivable - trade                                                  255,441                221,042
  Accounts receivable - other                                                   58,787                 69,101
  Accounts receivable from McDermott
     International, Inc.                                                        11,428                  9,980
  Contracts in progress                                                        214,649                220,866
  Inventories                                                                   66,214                 65,376
  Deferred Income taxes                                                         98,627                 97,813
  Other current assets                                                           8,876                  7,586
- -------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                761,386                842,173
- -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                          31,322                 17,167
  Buildings                                                                    193,588                202,177
  Machinery and equipment                                                    1,154,800              1,130,463
  Property under construction                                                   35,895                 33,562
- -------------------------------------------------------------------------------------------------------------
                                                                             1,415,605              1,383,369

Less accumulated depreciation                                                   932,722               911,019
- -------------------------------------------------------------------------------------------------------------
           Net Property, Plant and Equipment                                   482,883                472,350
- -------------------------------------------------------------------------------------------------------------
Investments                                                                    130,121                  -
- -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
  Assets of Purchased Businesses Less Accumulated
  Amortization of $84,170,000 at March 31, 1994
  and $77,828,000 at March 31, 1993                                            143,064                132,236
- -------------------------------------------------------------------------------------------------------------
Investment in McDermott International, Inc.                                    610,392                615,742
- -------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                          225,239                215,425
- -------------------------------------------------------------------------------------------------------------
Other Assets                                                                   133,020                 67,732
- -------------------------------------------------------------------------------------------------------------
           TOTAL                                                      $      2,486,105        $     2,345,658
=============================================================================================================


See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY                                        1994                   1993
                                                                      ----------------        ---------------
Current Liabilities:
  Notes payable and current
     maturities of long-term debt                                     $         21,528        $       193,839
  Accounts payable                                                             141,412                128,031
  Accounts payable to McDermott
     International, Inc.                                                        17,373                 12,098
  Accrued employee benefits                                                     93,487                 86,678
  Accrued interest                                                              44,619                 52,288
  Accrued liabilities - other                                                  122,005                140,804
  Advance billings on contracts                                                135,505                146,132
  U.S. and foreign income taxes                                                 38,660                 41,088
- -------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                           614,589                800,958
- -------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                 584,532                492,036
- -------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                  370,828                360,467
- -------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                         136,405                 11,867
- -------------------------------------------------------------------------------------------------------------
Other Liabilities                                                               95,285                 81,879
- -------------------------------------------------------------------------------------------------------------
Contingencies
- -------------------------------------------------------------------------------------------------------------
Minority Interest                                                               15,691                  4,478
- -------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible,
     $1.00 par value; at redemption value                                       88,089                 88,089
  Series B $2.60 cumulative, $1.00 par value;
     at redemption value                                                       108,583                116,393
- -------------------------------------------------------------------------------------------------------------
           Total Redeemable Preferred Stocks                                   196,672                204,482
- -------------------------------------------------------------------------------------------------------------
Common Stock and Other Stockholder's Equity:
  Common stock, par value $1.00 per share,
     3,700 shares authorized and issued,
     3,600 shares outstanding                                                        4                      4
  Capital in excess of par value                                               589,085                356,802
  Retained earnings (deficit)                                                 (104,859)                37,926
  Minimum pension liability                                                       (620)                    (5
  Cumulative foreign exchange translation
     adjustments                                                               (11,507)                (5,236
- -------------------------------------------------------------------------------------------------------------
           Total Common Stock and Other
              Stockholder's Equity                                             472,103                389,491
- -------------------------------------------------------------------------------------------------------------
  TOTAL                                                               $      2,486,105        $     2,345,658
=============================================================================================================

                             McDERMOTT INCORPORATED
    CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                                                             1994               1993                 1992
                                                       ----------------   ----------------      ---------------
                                                                             (In thousands)
Revenues                                               $      2,243,366   $      1,969,622      $     2,309,408
- ---------------------------------------------------------------------------------------------------------------
 Costs and Expenses:
   Cost of operations                                         1,985,589          1,707,886            2,006,913
  Depreciation and amortization                                  66,825             82,597               83,954
  Selling, general and
     administrative expenses                                    168,039            147,321              149,395
- ---------------------------------------------------------------------------------------------------------------
                                                              2,220,453          1,937,804            2,240,262
- ---------------------------------------------------------------------------------------------------------------
                                                                 22,913             31,818               69,146
Equity in Income of Investees                                     9,080              6,655               11,253
- ---------------------------------------------------------------------------------------------------------------
   Operating Income                                              31,993             38,473               80,399
- ---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                 5,542              6,272                5,890
  Interest expense                                              (53,870)           (75,145)             (73,756)
  Other-net                                                      (9,066)            (2,237)              46,019
- ---------------------------------------------------------------------------------------------------------------
                                                                (57,394)           (71,110)             (21,847)
- ---------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Provision for (Benefit from) Income
  Taxes, Extraordinary Items and Cumulative
  Effect of Accounting Changes                                  (25,401)           (32,637)              58,552
Provision for (Benefit from) Income Taxes                           915             (5,558)              28,695
- ---------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Extraordinary Items and Cumulative
  Effect of Accounting Changes                                  (26,316)           (27,079)              29,857
Loss from Discontinued Operations                                  -                  -                  (3,368)
- ---------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Items and
  Cumulative Effect of Accounting Changes                       (26,316)           (27,079)              26,489
Extraordinary Items                                                 -              (10,431)                -
Cumulative Effect of Accounting Changes                        (100,750)          (236,315)                -
- ---------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                              (127,066)          (273,825)              26,489
- ---------------------------------------------------------------------------------------------------------------

Retained Earnings - Beginning of year                            37,926            327,636              317,032
Deduct Cash Dividends - Preferred Stocks                         15,719             15,885               15,885
- ---------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit) -  End of Year             $       (104,859)  $         37,926      $       327,636
===============================================================================================================

See accompanying notes to consolidated financial statements. Significant related party transactions are disclosed in Note 5.

                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  1994             1993               1992
                                                            ---------------   --------------    ----------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                           $     (127,066)   $     (273,825)    $        26,489
- ----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                                     66,825            82,597              83,954
  Gain on sale and disposal of assets                                 (904)          (24,452)            (57,111)
  Cumulative effect of accounting changes                          100,750           236,315                -
  Extraordinary items                                                 -               10,431                -
  Provision for (benefit from) deferred taxes                          746             1,379             (74,907)
  Other                                                             (1,050)            1,837                 250
  Changes in assets and liabilities, net of effects
    of acquisition and divestitures:
    Accounts receivable                                              6,194            58,244             (51,812)
    Accounts payable                                                 8,361             5,369              (1,954)
    Inventories                                                      1,738             9,720               6,203
    Net contracts in progress and advance billings                  29,470            53,206             (31,560)
    Income taxes                                                    (8,614)          (75,355)             58,450
    Accrued interest                                                (7,666)          (52,931)             (9,761)
    Accrued liabilities                                            (29,469)            5,253             (21,361)
    Other, net                                                     (18,295)          (39,818)                (32)
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                       21,020            (2,030)            (73,152)
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Delta Catalytic Corporation                         (28,249)            -                    -
Proceeds from sale and disposal of assets                            3,712            64,048              70,364
Proceeds from sale of discontinued operations                         -                -                  20,368
Purchases of property, plant and equipment                         (62,650)          (57,667)            (60,027)
Net (purchases) sales of short-term investments
  and government obligations                                          (497)             (474)             56,746
Purchases of government obligations,
  under reverse repurchase agreements
  with affiliates                                                 (674,203)       (6,033,975)           (794,184)
Sales of government obligations, under reverse
  repurchase agreements with affiliates                            753,063         6,102,052             759,307
Proceeds from redemption of International stock                      2,500             2,500                -
Collection of loan receivable from an affiliate                       -                -                   9,404
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                        (6,324)           76,484              61,978
- ----------------------------------------------------------------------------------------------------------------

                                                                       Continued





                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  1994              1993              1992
                                                            --------------    ---------------   ----------------
                                                                              (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                   $     (207,646)   $     (105,463)   $       (226,005)
Issuance of long-term debt                                          92,841            89,000             263,818
Decrease  in short-term borrowing                                   (4,580)              -               (67,539)
Dividends paid                                                     (15,719)          (15,885)            (15,885)
Capital contribution from International                            100,000               -                   -
Other                                                               (2,776)           (1,656)             (1,750)
- ----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (37,880)          (34,004)            (47,361)
- ----------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                            (1,001)             (324)               (705)
- ----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (24,185)           40,126             (59,240)
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                           71,549            31,423              90,663
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                   $       47,364    $       71,549    $         31,423
================================================================================================================
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                      $       61,539    $      128,079    $         64,285
  Income taxes                                              $       11,398    $       71,187    $         50,241
================================================================================================================

See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McDermott Incorporated and all subsidiaries. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1994. The notes to consolidated financial statements are presented on the basis of continuing operations, unless otherwise stated.

Unless the context otherwise requires, hereinafter, the "Delaware Company" will be used to mean McDermott Incorporated and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company), and "International" will be used to mean McDermott International, Inc., a Panamanian corporation. International is the parent company of the Delaware Company.

Changes in Accounting Policies

Products Liabilities - As a result of the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which had been the Delaware Company's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third quarter of fiscal year 1994, and effective April 1, 1993, the Delaware Company adopted this provision of EITF Issue No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers is not determined to be probable. The Delaware Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and the Delaware Company's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible, thus a provision for these estimated future costs has been recognized. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. As of March 31, 1994, the estimated amount of liabilities arising from all pending and future asbestos claims for non-employees was in excess of $1,100,000,000, of which less than $100,000,000 has been asserted. The estimated amount of future liabilities and costs allocable to insolvent insurers and the policy year 1979 was $135,053,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000) in fiscal year 1994. The adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in Loss before Cumulative Effect of Accounting Change of $19,947,000 in fiscal year 1994, as costs that would have been recognized under the Delaware Company's prior practice are included in the cumulative effect of the accounting change. Pro forma amounts reflecting the effect of retroactive application of the accounting change to prior periods are not presented because the amounts are not determinable.

Postretirement Health Care Benefits - During the fourth quarter of 1993 and effective April 1, 1992, the Delaware Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires the accrual method of accounting for the cost of providing health and welfare benefits and expanded postretirement health and welfare plan disclosures. In accordance with the Statement, the Delaware Company elected immediate recognition of its transition obligation and recorded $240,042,000 (net of income tax benefit of $136,228,000) as the cumulative effect of an accounting change. In fiscal year 1993, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in a decrease in Income before Extraordinary Items and Cumulative Effect of Accounting Changes of $4,460,000. Postretirement benefit cost for prior years has not been restated and was recognized by expensing the insurance programs' premiums, the self-insured program's claims paid, and the estimated unpaid liability for claims incurred by plan participants. The aggregate cost, including discontinued operations, was $24,696,000 in fiscal year 1992.

Income Taxes - Effective April 1, 1992, the Delaware Company adopted SFAS No. 109, "Accounting for Income Taxes". This statement establishes new accounting and reporting standards for the effects of income taxes. It continues the liability approach provided by its predecessor standard, SFAS No. 96, which was adopted by the Delaware Company in fiscal year 1989, but contains new requirements for asset recognition. It also contains new requirements regarding balance sheet classification and prior business combinations. The cumulative effect of the accounting change reflects the impact of the net reduction in enacted tax rates on temporary differences resulting from adjustments of remaining assets and liabilities acquired in the acquisition of The Babcock & Wilcox Company in 1978 from net of tax to pre-tax amounts. The cumulative effect of the accounting change on prior years at April 1, 1992 was $3,727,000. Other than the cumulative effect, the accounting change had no material effect on fiscal year 1993.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U. S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity; an analysis of these adjustments follows:

                                                                                                (In thousands)
Balance March 31, 1991                                                                          $     1,772
Translation adjustments for fiscal year 1992                                                         (1,481)
- -----------------------------------------------------------------------------------------------------------
Balance March 31, 1992                                                                                  291
Translation adjustments for fiscal year 1993                                                         (5,527)
- -----------------------------------------------------------------------------------------------------------
Balance March 31, 1993                                                                               (5,236)
Translation adjustments for fiscal year 1994                                                         (6,271)
- -----------------------------------------------------------------------------------------------------------
Balance March 31, 1994                                                                          $   (11,507)
===========================================================================================================

Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $1,695,000, ($47,000), and ($411,000) for fiscal years 1994, 1993 and 1992, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. There are no unbilled revenues which will not be billed. Provisions are made currently for all known or anticipated losses. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $51,337,000 and $41,658,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1994 and 1993, respectively.

                                                                             1994                   1993
                                                                        --------------          -------------
                                                                                   (In thousands)
Included in Contracts in Progress are:
Costs Incurred less costs of revenue recognized                         $       85,411          $      79,089
Revenues recognized less billings to customers                                 129,238                141,777
- -------------------------------------------------------------------------------------------------------------
Contracts in Progress                                                   $      214,649          $     220,866
=============================================================================================================
Included in Advance Billings on Contracts are:
Billings to customer less revenues recognized                           $      148,430          $     153,752
Costs incurred less cost of revenue recognized                                 (12,925)                (7,620)
- -------------------------------------------------------------------------------------------------------------
Advance Billings on Contracts                                           $      135,505          $     146,132
=============================================================================================================

The Delaware Company is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. The Delaware Company does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                             1994                   1993
                                                                        --------------          ------------
                                                                                  (In thousands)
Retainages                                                              $      103,402          $     139,491
=============================================================================================================
Retainages expected to be collected after one year                      $       39,370          $      56,250
=============================================================================================================

Of its long-term retainages at March 31, 1994, the Delaware Company anticipates collection as follows: $18,704,000 in fiscal year 1996, $17,452,000 in fiscal year 1997, and $3,214,000 in fiscal year 1998.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in-first-out (LIFO) method is used. The cost of approximately 22% and 18% of total inventories was determined using the LIFO method at March 31, 1994 and 1993, respectively. Consolidated inventories at March 31, 1994 and 1993 are summarized as follows:

                                                                            1994                     1993
                                                                        --------------          --------------
                                                                                     (In thousands)
Raw Materials and Supplies                                              $       40,281          $       36,320
Work in Progress                                                                17,566                  17,678
Finished Goods                                                                   8,367                  11,378
- --------------------------------------------------------------------------------------------------------------
                                                                        $       66,214          $       65,376
==============================================================================================================

Warranty Expense
- ----------------

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems and Equipment segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs

The Delaware Company accrues for future decommissioning and decontamination of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission. Such accruals are based on the estimated cost of those activities over the economic useful life of each facility, which is estimated at 40 years. During fiscal year 1992, the provision was reduced $14,900,000 as a result of a Department of Energy grant for one facility.

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $19,583,000, $18,914,000 and $20,900,000 in fiscal years 1994, 1993 and 1992, respectively. In addition, expenditures on research and development activities of approximately $48,112,000, $42,082,000 and $67,100,000 in fiscal years 1994,
1993 and 1992, respectively, were paid for by customers of the Delaware
Company.

Depreciation, Maintenance and Repairs and Drydocking Expenses

Except for major marine vessels, property, plant and equipment is depreciated on the straight-line method, using estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment.

Major marine vessels are depreciated on the units-of-production method based on the utilization of each vessel. Depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, or 50% of cumulative straight-line depreciation.

Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred except for drydocking costs for the marine fleet, which are estimated and accrued over the period of time between drydockings, and such accruals are charged to operations currently.

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to The Babcock & Wilcox Company, which is being amortized on a straight-line basis over forty years.

Capitalization of Interest Cost

In fiscal years 1994, 1993 and 1992, total interest cost incurred was $55,187,000, $76,808,000 and $76,286,000, respectively, of which $1,317,000,
$1,663,000 and $2,530,000, respectively, was capitalized.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the long-term investment portfolio.

Investments

Investments held as long term investments (primarily corporate bonds) are carried at amortized cost. At March 31, 1994, the market and face values of the investments (including $989,000 of short-term investments carried at amortized cost) were $129,630,000 and $131,110,000, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the future adoption of FASB Statement No. 115, "Accounting for Investments in Debt and Equity Securities."

Forward Exchange Contracts

The Delaware Company enters into forward exchange contracts primarily as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on forward exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

At March 31, 1994, the Delaware Company has forward exchange contracts to purchase $300,302,000 in foreign currencies (primarily Canadian Dollars), and to sell $233,425,000 in foreign currencies (primarily Canadian dollars and Japanese Yen), at varying maturities from fiscal year 1995 through 1998.

NOTE 2 - ACQUISITION OF DELTA CATALYTIC CORPORATION

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000.
This was the first step in a two-step transaction which will be completed during fiscal year 1997, when the Delaware Company intends to acquire the balance of DCC. The purchase price for the second step in fiscal 1997 will be determined based upon DCC's earnings for the period from November 1992 to October 1996. DCC provides engineering, procurement, construction, and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. The purchase has been reflected in the consolidated balance sheet of the Delaware Company. Results of DCC's operations from the date of acquisition to March 31, 1994 are included in the Delaware Company's consolidated results and are included in the Marine Construction Services' segment. Revenues, segment operating income and net income were $228,822,000, $7,207,000, and $182,000, respectively, for the ten months ended March 31, 1994. The following pro forma income statement information for the Delaware Company is presented as though the acquisition of DCC had occurred on April 1, 1992:

                                                                             FISCAL YEAR ENDED
                                                                      3/31/94                 3/31/93
                                                                  ----------------       ----------------
                                                                                (Unaudited)
                                                                               (In thousands)
    Revenues                                                      $      2,312,853       $      2,470,392
    Loss before Extraordinary Items and Cumulative
      Effect of Accounting Changes                                $        (25,989)      $        (26,635)
    Net Loss                                                      $       (126,739)      $       (273,381)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of DCC been consummated as of the above dates, nor are they necessarily indicative of future operating results.

The acquisition was accounted for under the purchase method and the excess of cost over fair value of net assets of the purchased business is being amortized over a period of 10 years. The purchase price has been allocated to the underlying assets and liabilities based on fair values at the date of acquisition. A summary of the purchase price allocation is as follows:

                                                                                     (In thousands)
      Net Working Capital                                                        $           10,531
      Excess of Cost Over Fair Value of Net Assets
          of Purchased Business                                                              17,170
      Net Property, Plant and Equipment                                                      14,887
      Other Non-Current Liabilities, Net                                                    (14,339)
- ---------------------------------------------------------------------------------------------------
          Total                                                                  $           28,249
===================================================================================================


NOTE 3   - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

During December 1991, the Delaware Company reduced its participation in the nuclear fuel assembly and commercial nuclear services business by selling a portion of its interests in B&W Fuel Company ("BWFC") and B&W Nuclear Service Company ("BWNSC") to a consortium of U. S. subsidiaries of three French companies and the U.S. subsidiary of Framatome S.A. ("Framatome"), respectively. The Delaware Company retained a 25% interest in BWFC and BWNSC. Both joint ventures were accounted for on a cost basis after the sale as the Delaware Company no longer exercised significant influence over these joint ventures. Prior to the sale BWFC was part of the Delaware Company's consolidated financial statements and BWNSC was accounted for as an equity investment. Under the terms of the December 1991 sales agreements, Framatome purchased a 25% interest in BWNSC for $45,000,000 and the three French companies, which included Framatome, purchased a 26% interest in BWFC for $13,800,000. In addition, the Delaware Company was paid $17,000,000 relating to fees earned from, and the termination of, a management services agreement and received $33,820,000 in loan proceeds. On March 30, 1993, the Delaware Company sold its remaining interests in BWFC and BWNSC to the same parties for $10,150,000 and $32,440,000, respectively, and the loans of $33,820,000 were repaid.

Included in the Consolidated Statement of Income (Loss) and Retained Earnings (Deficit) were revenues of $44,639,000 and a loss of $419,000 applicable to BWFC operations, for the fiscal year ended March 31, 1992. Included in Equity in Income of Investees was income applicable to BWNSC of $5,179,000 for the fiscal year ended March 31, 1992. Included in Other-net were gains on the sales of $23,968,000 and $57,397,000 for the fiscal years ended March 31, 1993 and 1992, respectively, and income from management fees and services applicable to these operations of $8,446,000 for the fiscal year ended March 31, 1992.

The Delaware Company's investments in entities which are accounted for on the equity method were $27,695,000 and $21,703,000 at March 31, 1994 and 1993, respectively. Transactions with entities for which investments are accounted for on the equity method included sales to ($5,443,000, $5,909,000 and $8,368,000 in fiscal years 1994, 1993 and 1992, respectively) and purchases from ($3,510,000, $330,000 and $11,452,000 in fiscal years 1994, 1993 and 1992, respectively) these entities.

Summarized combined balance sheet and income statement information based on the most recent financial information for the Delaware Company's equity investments in joint ventures and other entities are presented below:

                                                           1994                        1993
                                                       -------------               -------------
                                                                    (In thousands)
     Current Assets                                    $      70,342               $      30,942
     Non-Current Assets                                      254,386                     217,044
     -------------------------------------------------------------------------------------------
             Total Assets                              $     324,728               $     247,986
     ===========================================================================================

     Current Liabilities                               $      69,373               $      26,740
     Non-Current Liabilities                                 165,885                     170,187
     Owners' Equity                                           89,470                      51,059
     -------------------------------------------------------------------------------------------
             Total Liabilities and Owners'
                Equity                                 $     324,728               $     247,986
     ===========================================================================================




                                                     1994                    1993                     1992
                                               --------------           ------------              -----------
                                                                       (In thousands)
     Revenues                                  $      147,394           $      60,519             $   156,870
     Gross Profit                              $       23,253           $      39,473             $    62,842
     Income (Loss) before Provision
       for  Income Taxes                       $       13,117           $      14,094             $    (1,613)
     Provision for Income Taxes                         2,672                     410                     344
     --------------------------------------------------------------------------------------------------------
         Net Income (Loss)                     $       10,445           $      13,684             $    (1,957)
     ========================================================================================================

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1994 and 1993 were as follows:


                                                                                  1994              1993
                                                                              ------------      ------------
                                                                                       (In thousands)
Deferred tax assets:
  Accrued warranty expense                                                    $     11,745      $     13,968
  Accrued provisions for facility closings and dispositions                          2,647             4,360
  Accrued vacation pay                                                               9,726             9,680
  Accrued liabilities for self-insurance (including
     postretirement health care benefits)                                          188,278           187,090
  Accrued liabilities for executive and
    employee incentive compensation                                                 14,145            14,007
  Accrued pension liability                                                          7,260             5,260
  Accrued interest on proposed tax deficiencies                                     11,874            12,710
  Allowance for doubtful accounts                                                    1,402             6,566
  Long-term contracts                                                               29,957             6,530
  Inventory valuation allowances                                                     2,990             2,983
  Investments in joint ventures                                                      7,111             6,799
  Loss on extinguishment of debt                                                       -               5,060
  Environmental and products liabilities                                            57,293             6,388
  Other                                                                             17,477            13,442
- ------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                      361,905           294,843
  Valuation allowance for deferred
    tax assets                                                                     (10,239)           (3,149)
- ------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                                     351,666           291,694
- ------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Property. plant and equipment                                                     79,779            81,979
  Long-term contracts                                                                1,156             3,174
  Prepaid pension costs                                                             89,215            81,792
  Investments in joint ventures                                                     28,056            27,463
  Other                                                                              1,041             1,147
- ------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                               199,247           195,555
- ------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                 $    152,419      $     96,139
============================================================================================================

Income (loss) from continuing operations before provision for (benefit from) income taxes, extraordinary items and cumulative effect of accounting changes was as follows:

                                                               1994               1993              1992
                                                          -------------       ------------      ------------
                                                                             (In thousands)
U. S.                                                     $     (57,555)      $    (40,004)     $     53,830
Other than U. S.                                                 32,154              7,367             4,722
- ------------------------------------------------------------------------------------------------------------
                                                          $     (25,401)      $    (32,637)     $     58,552
============================================================================================================

The provision for (benefit from) income taxes consists of:

                                                               1994               1993              1992
                                                          -------------       ------------      ------------
                                                                              (In thousands)
Current:
  Federal                                                 $     (15,083)      $     (9,636)     $     85,899
  State and local                                                 1,804                630            15,939
  Foreign                                                        13,448              2,069             1,764
- ------------------------------------------------------------------------------------------------------------
       Total current                                                169             (6,937)          103,602
- ------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                         1,268               (289)          (67,386)
  State and local                                                (4,392)             1,115            (7,374)
  Foreign                                                         3,870                553              (147)
- ------------------------------------------------------------------------------------------------------------
       Total deferred                                               746              1,379           (74,907)
- ------------------------------------------------------------------------------------------------------------
       Provision for (Benefit from) Income Taxes          $         915       $     (5,558)     $     28,695
============================================================================================================

The effective income tax rate on continuing operations is reconciled to the statutory federal income tax rate as follows:

                                                                 1994              1993                  1992
                                                                PERCENT           PERCENT               PERCENT
                                                                -------           -------               -------
Statutory federal tax rate                                      (35.0)            (34.0)                34.0
State and local income tax effect                                 0.8               3.5                  9.6
Foreign operations                                               15.3               2.8                  0.9
Excess of cost over fair value of net assets
   of The Babcock & Wilcox Company                                8.7               5.3                  2.9
Non-deductible business expenses                                  3.0               2.5                  1.5
Dividends from affiliates                                         7.4               5.8                  1.8
Tax benefit of NOL utilization                                     -               (4.6)                (2.6)
Minority interest income                                          3.3               1.0                 (0.3)
Other                                                              .1               0.7                  1.2
- ------------------------------------------------------------------------------------------------------------
Effective Income Tax Rate                                         3.6             (17.0)                49.0
============================================================================================================

Undistributed earnings of consolidated foreign subsidiaries amounted to
approximately $40,700,000 at March 31, 1994.   These earnings are considered to
be indefinitely reinvested and, accordingly, no provision for U.S. federal and state and local income taxes has been provided. Upon distribution of those earnings, the Delaware Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdictions. The unrecognized deferred income tax liability is estimated to be approximately $15,800,000. Withholding taxes of $3,700,000 would be payable upon remittance of all previously unremitted earnings at March 31, 1994.

During fiscal year 1992, a decision was entered in the United States Tax Court concerning the Delaware Company's U.S. income tax liability for the fiscal year ended March 31, 1983 disposing of all significant U.S. federal income tax issues for that year. The IRS has issued notices for fiscal years 1984 through 1988 asserting deficiencies in the amount of net operating losses and taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Delaware Company has material transactions with International and its other subsidiaries occurring in the normal course of operations. Transactions which are included in the Delaware Company's revenues include the sales of engineering and design services and fabrication services ($7,415,000, $45,832,000, and $106,492,000 in fiscal years 1994, 1993 and 1992 respectively)
and the leasing of equipment ($16,107,000, $25,195,000 and $23,343,000, in fiscal years 1994, 1993 and 1992, respectively). Other transactions include the allocation of general and administrative and other costs to International ($8,491,000, $8,304,000 and $6,458,000 in fiscal years 1994, 1993 and 1992, respectively), placing certain insurance coverage (at prices determined on an annual basis of $24,582,000, $18,096,000, and $47,478,000 in fiscal years 1994,
1993 and 1992, respectively, including discontinued operations) through commercial insurance carriers which in turn substantially reinsure such exposure to a wholly-owned subsidiary of International, and the management of certain of the investments of the Delaware Company and its pension plans by a wholly-owned subsidiary of International for which the Delaware Company paid fees of $2,528,000, $2,451,000 and $2,220,000 in fiscal years 1994, 1993 and
1992, respectively.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc., ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. At March 31, 1993, the Delaware Company held securities which it had purchased with aggregate principal amounts of $78,860,000 under this agreement. At March 31, 1994, MIICO had repurchased all government obligations purchased by the Delaware Company under the agreement. Included in Interest income is interest resulting from these reverse repurchase agreements of $560,000, $3,545,000 and $1,161,000 for fiscal years 1994, 1993 and 1992, respectively.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000. There were no borrowings against this agreement at March 31, 1994 or 1993.

At March 31, 1994, property, plant and equipment and accumulated depreciation included $376,266,000 ($397,002,000 at March 31, 1993) and $270,813,000
($275,923,000 at March 31, 1993), respectively, of marine equipment which is leased by the Delaware Company to International.

Under a reorganization during the fiscal year ended March 31, 1983, International became the parent of the McDermott group of companies, which includes the Delaware Company which prior to the reorganization was the parent company. The Delaware Company's investment in International represents its right to the undistributed earnings of International existing at the time of the reorganization less subsequent distributions by International to the Delaware Company. In order to preserve the Delaware Company's right to the undistributed earnings and provide for the distribution of such earnings to the Delaware Company should either the Delaware Company or International elect not to keep these earnings invested with International, the Delaware Company retained its ownership of 100,000 shares of International Common Stock, received 100,000 shares of International Series A Participating Preferred Stock and 100,000 shares of International Series B Non-Voting Preferred Stock, and entered into a stock purchase and sale agreement with International (the "Intercompany Agreement"). Both Series A and Series B Preferred Stocks have certain rights in the event of liquidation of International. Series B Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed by International each year at $250. Such redemption began in November 1992. The Series A and Series B Preferred Stocks are entitled to annual per share dividends of $10 (but no more than ten times the amount of per share dividends paid by International on its Common Stock) and $20, respectively, and such dividends are cumulative to the extent not paid. Shares of Series A Preferred Stock are also entitled to additional dividends whenever dividends in excess of $3 per International Common Share are declared in any fiscal year. Dividends and proceeds from redemption of Series B Preferred Stock received from International have been accounted for as a reduction of the Delaware Company's investment in International.

Pursuant to the Intercompany Agreement, the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. If a unit is sold to International upon the Delaware Company's exercise of its right to sell under the Intercompany Agreement, the purchase price of such unit will be 90% of the then current value of the unit (the "current unit value"). If a unit is sold to International pursuant to an exercise by International of its right to purchase under the Intercompany Agreement, the purchase price of such unit will be 110% of the current unit value. At April 1, 1994, the current unit value was $2,039 and the aggregate current unit value for the Delaware Company's 100,000 units was $203,943,000. Both parties intend to preserve the Delaware Company's right to the undistributed earnings by not exercising any rights under the Intercompany Agreement that would result in a loss to the Delaware Company. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

The Delaware Company maintains the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan that includes a cash or deferred arrangement. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants, and may be made, at the discretion of the Delaware Company, in cash or in common stock of International. When monthly employer contributions are made in stock, the Delaware Company pays cash to International and shares of common stock are issued to the Thrift Plan from the authorized but unissued share capital of International. The number of such shares is determined based on the closing price on the last business day of the month as reported on the New York Stock Exchange Composite Tape with fractional shares paid in cash. During fiscal years 1994, 1993 and 1992, respectively, 300,391, 347,054 and 115,787 shares were purchased by the Delaware Company for $7,984,000, $7,989,000 and $2,347,000.

Certain officers and employees of the Delaware Company participate in certain benefit plans which involve the issuance of International Common Stock.

NOTE 6 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                1994                     1993
                                                                       -------------            ------------
Unsecured Debt:                                                                     (In thousands)
  Series A Medium-Term Notes (maturities ranging
    from 3 to 9 years; interest at various
    rates ranging from 7.92% to 9.00%)                                 $      75,000            $     75,000
  Series B Medium-Term Notes (maturities ranging
    from 4 to 29 years; interest at various
    rates ranging from 6.50% to 8.75%)                                       101,000                  14,000
  9.375% Notes due 2002 ($225,000,000 face value)                            224,432                 224,386
  10.25% Notes due June 1995                                                 150,000                 150,000
  12.25% Senior subordinated notes due 1998                                    -                     189,400
  Other notes payable through 2009 (interest at
    various rates ranging to 6.80%)                                           17,840                  26,187
Secured Debt:
  Other notes payable through 2012 and
    capitalized lease obligations                                             22,269                   6,902
- ------------------------------------------------------------------------------------------------------------
                                                                             590,541                 685,875
Less: Amounts due within one year                                              6,009                 193,839
- ------------------------------------------------------------------------------------------------------------
                                                                       $     584,532            $    492,036
============================================================================================================

As defined in the Indenture, the 10.25% Notes due 1995 may be redeemed at the option of the holders upon a change of control of International. The Indenture, and the Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes, contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

Pursuant to its right of redemption, on March 31, 1993, the Delaware Company deposited cash into trusts for the purpose of redeeming its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures, and 10.20% Sinking Fund Debentures. These redemptions resulted in an extraordinary loss of $2,429,000 (net of income tax benefit of $1,252,000) in fiscal year 1993. Also on March 31, 1993, pursuant to its redemption option, the Delaware Company provided for the loss associated with the redemption and subsequent extinguishment of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $7,392,000 (net of income tax benefit of $3,808,000). Additionally, during October 1992, the Delaware Company repurchased $10,600,000 aggregate principal amount of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $610,000 (net of income tax benefit of $314,000).

In management of its net interest costs, the Delaware Company has entered into interest rate swap agreements with certain banks which effectively change the fixed interest rates on certain long-term notes payable. Net amounts to be paid or received as a result of these agreements are accrued as adjustments to interest expense over the terms of these agreements. Gains realized as a result of terminating agreements in fiscal year 1993 were deferred and were recognized as reductions of interest expense over the original terms of the agreements. Interest rate swaps resulted in a reduction in interest expense of $4,435,000 and $6,961,000 in fiscal years 1994 and 1993, respectively.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. At March 31, 1994, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than the current dividends on existing preferred stock.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1994 are as follows: 1995 - $6,009,000; 1996 - $155,426,000; 1997 -
$5,173,000; 1998 - $46,418,000; 1999 - $27,165,000.

At March 31, 1994 and 1993, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $204,699,000 and $114,136,000, respectively. Borrowings outstanding against these facilities at March 31, 1994 were $15,519,000. There were no borrowings against these facilities at March 31, 1993. The Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility.
Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder, and it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1994 or 1993. DCC had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at March 31, 1994.

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - The Delaware Company provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service.
The Delaware Company's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1994 and 1993, approximately one- half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans

Net periodic pension benefit for fiscal years 1994, 1993 and 1992 included the following components:

                                                                  1994             1993             1992
                                                            ---------------    -------------    -------------
                                                                               (In thousands)
Service cost - benefits earned during the period            $        20,268    $      19,910    $      17,963
Interest cost on projected benefit obligation                        60,610           55,262           50,457
Actual return on plan assets                                       (162,021)         (58,901)        (161,466)
Net amortization and deferral                                        78,928          (26,201)          93,005
- -------------------------------------------------------------------------------------------------------------
Net periodic pension benefit                                $        (2,215)   $      (9,930)   $         (41)
=============================================================================================================

Due to the sale of its welded tubular line of business, the loss from discontinued operations in fiscal year 1992 included a net after-tax gain of $1,659,000 resulting from the recognition of a curtailment and settlement of a related hourly pension plan.

Due to the sale of interests in its two nuclear joint ventures, income from continuing operations in fiscal year 1992 includes a net after-tax gain of $1,615,000 resulting from the curtailment and settlement of a related salaried pension plan. The reameasurement of net periodic pension cost increased pre-tax income from continuing operations by $2,074,000.

The following table sets forth the plans' funded status and amounts recognized in the Delaware Company's consolidated financial statements:

                                                     Plans for Which                  Plans For Which
                                                      Assets Exceed                     Accumulated
                                                       Accumulated                        Benefits
                                                         Benefits                       Exceed Assets
                                             -------------------------------    -----------------------------
                                                  1994             1993             1994            1993
                                             -------------    --------------    ------------    -------------
                                                                     (In thousands)
Actuarial present value of
  benefit obligations:
   Vested benefit obligation                 $     532,205    $     453,129     $    127,717    $      97,615
=============================================================================================================
   Accumulated benefit obligation            $     596,595    $     500,753     $    158,830    $     118,907
=============================================================================================================
   Projected benefit obligation              $     690,970    $     608,901     $    162,624    $     124,125
Plan assets at fair value                          964,646          871,476          119,493           81,829
- -------------------------------------------------------------------------------------------------------------
Projected benefit obligation
  (in excess of) or less
  than plan assets                                 273,676          262,575          (43,131)         (42,296)
Unrecognized net gain                               (1,464)         (12,986)          (4,529)            (225)
Unrecognized prior service cost                    (14,462)           5,372           18,199           15,718
Unrecognized transition asset                      (45,157)         (53,722)          (2,446)            (392)
Adjustment required
  to recognize minimum
  liability                                        -                -                 (7,669)         (10,810)
- -------------------------------------------------------------------------------------------------------------
Prepaid pension cost (pension
  liability)                                 $     212,593    $      201,239    $    (39,576)   $     (38,005)
=============================================================================================================

The assumptions used in determining the funded status of the U.S. plans were:

                                                                       1994             1993             1992
                                                                       ----             ----             ----
Actuarial assumptions:
  Discount rate                                                        7.5%             8.5%               8.5%
- --------------------------------------------------------------------------------------------------------------
  Rate of increase in future
     compensation levels                                               4.5%             5.0%               5.0%
- --------------------------------------------------------------------------------------------------------------
  Expected long-term rate of
      return on plan assets                                            8.5%             8.5%               8.5%
==============================================================================================================

The changes in the discount rate and the rate of increase in future compensation levels for the U.S. plans increased the projected benefit obligation at March 31, 1994. This net increase includes an increase of $101,681,000 due to the change in discount rate and a decrease of $15,076,000 due to the change in the rate of increase in future compensation levels.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Delaware Company recorded, during fiscal years 1994 and 1993, an additional minimum liability for certain of its plans of $7,669,000 and $10,810,000 respectively. These liabilities resulted in recognition of intangible assets of $7,022,000 and $10,803,000 and reductions in stockholder's equity of $620,000 and $5,000, respectively, in fiscal years 1994 and 1993.

The two principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of International.

Non-U.S Pension Plans

The net periodic pension cost for fiscal years 1994, 1993, and 1992 included the following components:

                                                                  1994             1993             1992
                                                              -------------     -----------     -------------
                                                                                  (In thousands)
Service cost - benefits earned during the period              $       1,846     $      1,790    $       1,767
Interest cost on projected benefit obligation                         5,117            5,095            5,012
Actual return on plan assets                                        (14,328)          (4,918)          (5,275)
Net amortization and deferral                                         7,851           (2,528)          (1,861)
- -------------------------------------------------------------------------------------------------------------
Net periodic pension benefit                                  $         486     $       (561)   $        (357)
=============================================================================================================

The following table sets forth the plans' funded status (assets exceed accumulated benefits) and amounts recognized in the Delaware Company's consolidated financial statements:

                                                                                    1994            1993
                                                                                ------------    -------------
                                                                                        (In thousands)
Actuarial present value of benefit obligations:
  Vested Benefit Obligation                                                     $     53,195    $      44,074
=============================================================================================================
  Accumulated Benefit Obligation                                                      59,369           49,879
=============================================================================================================
  Projected Benefit Obligation                                                        68,107           57,923
Plan assets at fair value                                                             75,867           70,772
- -------------------------------------------------------------------------------------------------------------
Excess of assets over projected benefit obligation                                     7,760           12,849
Unrecognized net gain                                                                 12,347           11,501
Unrecognized prior service cost                                                        3,080            3,548
Unrecognized transition asset                                                        (10,843)         (13,712)
- -------------------------------------------------------------------------------------------------------------
Net prepaid pension cost                                                        $     12,344    $      14,186
=============================================================================================================

The assumptions used in determining the funded status of the non-U.S. plans were:

                                                                      1994             1993             1992
                                                                    --------         --------         --------
Actuarial assumptions:
  Discount rate                                                     7.5-8.0%         9.0-9.5%         9.0-9.5%
- --------------------------------------------------------------------------------------------------------------
  Rate of increase in future compensation levels                    5.0-6.0%         5.5-7.5%         5.5-7.5%
- --------------------------------------------------------------------------------------------------------------
  Expected long-term rate of return on plan assets                  8.0-9.0%             9.0%             9.0%
==============================================================================================================

The changes in the discount rate and the rate of increase in future compensation levels for the non-U.S. plans increased the projected benefit obligation at March 31, 1994. This net increase includes an increase of $12,727,000 due to the change in discount rate and a decrease of $4,307,000 due to the change in the rate of increase in future compensation levels.

Multiemployer Plans - One of the Delaware Company's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $8,367,000, $4,687,000, and $4,886,000 in fiscal years 1994, 1993 and 1992, respectively.

Postretirement Health Care and Life Insurance Benefits - The Delaware Company offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retirees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. The Delaware Company shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. The Delaware Company does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                   1994             1993
                                                              -------------     ------------
                                                                       (In thousands)
      Accumulated Postretirement Benefit Obligation:
           Retirees                                           $     351,317     $    319,019
           Fully eligible active participants                        19,952           17,841
           Other active plan participants                            70,766           51,404
      --------------------------------------------------------------------------------------
                                                                    442,035          388,264
      Unrecognized net loss                                         (43,729)            (317)
      --------------------------------------------------------------------------------------
      Accrued postretirement benefit cost                     $     398,306     $    387,947
      ======================================================================================
      Weighted-average discount rate                                   7.5%             8.5%
      ======================================================================================

The accumulated postretirement benefit obligation in the above table includes $400,698,000 and $354,743,000 for the Delaware Company's health care plans and $41,337,000 and $33,791,000 for the Delaware Company's life insurance plans at March 31, 1994 and 1993, respectively. The increase in the unrecognized net loss at March 31, 1994 was primarily attributable to the change in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1994 and 1993 included the following components:

                                                                  1994              1993
                                                              -------------     ------------
                                                                       (In thousands)
      Service cost                                            $       3,489     $      3,217
      Interest cost                                                  31,721           31,226
      Net amortization and deferral                                      19              -
      --------------------------------------------------------------------------------------
      Net periodic postretirement benefit cost                $      35,229     $     34,443
      ======================================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 12-1/2% was assumed for 1994 and 13-1/2% for 1993. In both years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1994 by $26,370,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit costs for fiscal years 1994 by $2,335,000.

Employees of the Delaware Company who are not U. S. citizens and located in certain foreign countries are covered by various foreign postretirement benefit arrangements. The Delaware Company has not yet adopted SFAS No. 106 for these foreign plans. The effect of initial adoption will be reported as the cumulative effect of an accounting change and is not expected to have a material effect on the consolidated financial statements of the Delaware Company.

Postemployment Benefits - See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding future adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

NOTE 8 - SALE OF ACCOUNTS RECEIVABLE

In December 1992, The Babcock & Wilcox Company renewed an agreement for an additional period of three years with a certain U. S. bank, whereby it can sell, up to a maximum limit of $225,000,000, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. At March 31, 1994, approximately $170,000,000 of receivables had been sold for cash under this agreement. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $8,699,000, $7,851,000 and $12,564,000 for the fiscal years ended March 31, 1994, 1993 and 1992, respectively.

NOTE 9 - REDEEMABLE PREFERRED STOCKS

At March 31, 1994 and 1993, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 3,474,652 and 3,724,629 shares, respectively, of Series B Preferred Stock were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1994 and 1993. The outstanding shares are entitled to $31.25 per share in liquidation. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of Common Stock of International plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share, plus accrued dividends. On March 31, 1995 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31, 1995, March 31 of the fiscal years 1996 through 2006, and March 31 of the fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 315,877, 252,702 and 189,526 shares of Series B Preferred Stock, respectively. For the five fiscal years subsequent to March 31, 1994, the obligation to redeem the Series A and B Preferred Stock is $19,680,000 for fiscal year 1995, and $17,706,000 for each of the fiscal years 1996 through 1999. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock it has reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 180,700 shares of Series B Preferred Stock that it owned and redeemed 135,177 shares of Series B Preferred Stock to satisfy the March 31, 1994 mandatory sinking fund obligations. During fiscal year 1994, 114,800 shares of Series B Preferred Stock were purchased on the open market. At March 31, 1994, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 1,575,505 shares of Series A Preferred Stock.

NOTE 10 - CAPITAL STOCK

Changes in Common Stock during the three years ended March 31, 1994 are summarized as follows:

                                                                                                 CAPITAL IN
                                                                                                 EXCESS OF
                                                             SHARES         PAR VALUE            PAR VALUE
                                                             ------         ---------            ----------
                                                                   (In thousands except for share data)
Balance, March 31, 1991                                       3,600        $         4        $      356,781
   Deferred Career Executive Stock
     Plan Expense                                              -                     -                    21
- ------------------------------------------------------------------------------------------------------------
Balance, March 31, 1992                                       3,600                  4               356,802
- ------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                                       3,600                  4               356,802
- ------------------------------------------------------------------------------------------------------------
   Capital Contributions from
       McDermott International, Inc.
         Cash                                                  -                    -                100,000
         Investments, including accrued
           interest                                            -                    -                132,283
- ------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                                        3,600        $         4        $      589,085
============================================================================================================

Common shares outstanding at March 31, 1994 consisted of 3,000 voting shares entitled to 12,000 votes per share and 600 non-voting shares.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation - The Delaware Company and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of the Delaware Company.

Products Liabilities - See Note 1 regarding products liabilities.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1994 are as follows: 1995 - $17,688,000; 1996 - $13,804,000; 1997 -
$12,842,000; 1998 - $12,049,000; 1999 - $11,758,000; and thereafter -
$34,590,000. Future minimum lease payments and leased property under capital leases are not material. Total rental expense for fiscal years 1994, 1993 and 1992 was $64,515,000, $62,959,000 and $66,314,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - The Delaware Company performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

The Delaware Company maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available at rates which the Delaware Company considers uneconomical.

The Delaware Company has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Whereas, the Delaware Company has not been determined to be a major contributor of wastes to these sites, each potentially responsible party or contributor of may face assertions of joint and several liability. Based on its relative contribution of wastes to the various sites, of which a determination has not yet been made, the Delaware Company's share of the ultimate liability is not expected to have a material adverse effect on its consolidated financial position.

In addition, remediation projects have been or may be undertaken at certain of the Delaware Company's current and former plant sites, and B&W is currently evaluating a consent order issued by the Department of Environmental Resources of the Commonwealth of Pennsylvania seeking monetary sanctions, and remedial and monitoring relief, relating to B&W's Parks Facilities in Parks Township, Pennsylvania. Any sanctions ultimately assessed, and any costs ultimately incurred on other remediation projects, are not expected to have a material adverse effect on the consolidated financial position of the Delaware Company.

Commitments for capital expenditures amounted to approximately $53,121,000 (including $38,560,000 for a new concept steam generator facility for the Naval Reactor Program in Lynchburg, Virginia, the anticipated purchase of a barge currently leased and the completion of a new combustion and emission facility in Alliance, Ohio) at March 31, 1994, of which approximately $52,964,000 relates to fiscal year 1995.

The Delaware Company is contingently liable under standby letters of credit totaling $197,413,000 at March 31, 1994, issued in the normal course of business.

NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Delaware Company's Power Generation Systems and Equipment customers are principally the electric utility industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries. The principal customers of the Marine Construction Services segment are the large oil and gas companies and the U. S. and other governments. These concentrations of customers may impact the Delaware Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, the Delaware Company's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

The Delaware Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1994 and 1993, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $6,427 000 and $3,713,000, respectively.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Delaware Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Investments under reverse repurchase agreement: The fair value of investments in government obligations under reverse repurchase agreement with an affiliate was estimated based on quoted market prices (including accrued interest) of the securities underlying the agreement.

Investment securities: The fair value of investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms.

Long and short-term debt: The fair value of the Delaware Company's debt instruments are based on quoted market prices or, where quoted prices are not available, on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1994 and 1993, the Delaware Company had forward exchange contracts outstanding to purchase and sell foreign currencies with a net notional value of $66,877,000 and $253,996,000 and a fair value of $55,202,000 and
$250,549,000, respectively.

The estimated fair values of the Delaware Company's financial instruments at March 31, 1994 and 1993 follow:

                                                    March 31, 1994                       March 31, 1993
                                             -----------------------------       -----------------------------
                                                Carrying          Fair             Carrying          Fair
                                                 Amount           Value             Amount           Value
                                             -------------    ------------       ------------     ------------
                                                                       (In thousands)
Balance Sheet Instruments
- -------------------------
Cash and cash equivalents                    $     47,364     $     47,364       $     71,549     $     71,549
Investments under reverse
   repurchase agreement
   with an affiliate                                 -                -                78,860           79,052
Investment securities                             131,110          129,630               -                -
Debt excluding capital leases                     605,235          644,898            684,312          737,431
Redeemable preferred stocks                       196,672          193,064            204,482          206,042

NOTE 14 - DISCONTINUED OPERATIONS

Welded Tubular Line of Business

In fiscal year 1992, the Delaware Company sold its welded tubular line of business ("Welded") for $30,217,000, consisting of $20,368,000 in cash and receivables of $9,849,000. Revenues applicable to Welded operations were $57,428,000 in fiscal year 1992. Loss from discontinued operations in fiscal year 1992 included income from operations of $182,000 (net of income tax benefit of $114,000) and loss on disposal of $4,790,000 (net of income tax benefit of $2,936,000) including loss from operations of $1,159,000 during the phase out period.

Seamless Tubular Line of Business

During fiscal year 1991, the Delaware Company sold its previously discontinued seamless tubular line of business. A gain of $1,240,000 (net of income taxes of $760,000) resulting from price adjustments is included in Loss from Discontinued Operations in fiscal year 1992.

NOTE 15 - SEGMENT REPORTING

The Delaware Company operates in two industry segments - Power Generation Systems and Equipment, and Marine Construction Services.

Power Generation Systems and Equipment's principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy.

Marine Construction Services supplies services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies. These services, which are supplied primarily in North America, include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, and onshore construction and maintenance services.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Identifiable assets by industry segment are those assets that are used in the Delaware Company's operations in each segment. Corporate assets are principally cash and cash equivalents, short-term investments, marketable securities and prepaid pension costs.

In fiscal years 1994, 1993 and 1992, the U. S. Government accounted for approximately 17%, 21%, and 23%, respectively, of the Delaware Company's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment segment operating income of $19,947,000. The adoption of SFAS No. 106 in fiscal year 1993 resulted in a net decrease in segment operating income of $6,549,000. This included a decrease of $3,753,000 in the Power Generation Systems and Equipment segment and a decrease of $2,796,000 in the Marine Construction Services segment.

Segment Information For the Three Fiscal Years Ended March 31, 1994.

1. Information about the Delaware Company's Operations in Different Industry Segments.

                                                           1994                1993                1992
                                                     ---------------     ---------------      ---------------
                                                                          (In thousands)
REVENUES (1)
- --------

Power Generation Systems
   and Equipment (2)                                 $     1,613,954     $     1,520,976      $     1,591,465
Marine Construction Services (3)                             632,242             449,169              723,412
Intersegment Transfer Eliminations                            (2,830)               (523)              (5,469)
- -------------------------------------------------------------------------------------------------------------
           Total Revenues                            $     2,243,366     $     1,969,622      $     2,309,408
=============================================================================================================

OPERATING INCOME
- ----------------

Segment Operating Income:
 Power Generation Systems
   and Equipment(2)                                  $        57,527     $        68,545      $       104,285
 Marine Construction Services(3)                               8,445               3,416                5,071
- -------------------------------------------------------------------------------------------------------------
     Total Segment Operating Income                           65,972              71,961              109,356
- -------------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
 Power Generation Systems
   and Equipment(2)                                            8,635               6,178               11,287
 Marine Construction Services                                    445                 477                  (34)
- -------------------------------------------------------------------------------------------------------------
     Total Equity in Income of Investees                       9,080               6,655               11,253
- -------------------------------------------------------------------------------------------------------------
     General Corporate Expenses                              (43,059)            (40,143)             (40,210)
- -------------------------------------------------------------------------------------------------------------
           Total Operating Income                    $        31,993     $        38,473      $        80,399
=============================================================================================================
(1) Segment revenues include intersegment transfers as follows:
      Power Generation Systems
          and Equipment                              $         2,439     $           363      $         4,636
      Marine Construction Services                               391                 160                  833
- -------------------------------------------------------------------------------------------------------------
      Total                                          $         2,830     $           523      $         5,469
=============================================================================================================

(2) See Note 3 regarding the deconsolidation of BWFC to a cost method investment and the change of BWNSC from an equity method to a cost method investment during fiscal year 1992.
(3)   See Note 2 regarding the acquisition of DCC during fiscal year 1994.



                                                           1994                1993                 1992
                                                     ----------------    ----------------     ----------------
                                                                         (In thousands)
CAPITAL EXPENDITURES
- --------------------

Power Generation Systems and Equipment               $         47,898    $         45,086     $         52,559
Marine Construction Services(1)                                45,038              11,927                6,184
Corporate                                                         851               2,517                  724
Discontinued Operations                                          -                   -                     560
- --------------------------------------------------------------------------------------------------------------
   Total Capital Expenditures                        $         93,787    $         59,530     $         60,027
==============================================================================================================

DEPRECIATION AND AMORTIZATION
- -----------------------------

Power Generation Systems and Equipment               $         36,567    $         36,786     $         31,981
Marine Construction Services                                   29,256              44,828               50,894
Corporate                                                       1,002                 983                1,079
Discontinued Operations                                          -                    -                  3,248
- --------------------------------------------------------------------------------------------------------------
   Total Depreciation and
      Amortization                                   $         66,825    $         82,597     $         87,202
==============================================================================================================

IDENTIFIABLE ASSETS
- -------------------

Power Generation Systems and Equipment               $      1,193,312    $      1,135,555     $      1,172,694
Marine Construction Services                                  440,546             368,602              390,301
Corporate                                                     852,247             841,501              901,823
- --------------------------------------------------------------------------------------------------------------
   Total Identifiable Assets                         $      2,486,105    $      2,345,658     $      2,464,818
==============================================================================================================


2. Information about the Delaware Company's Operations in Different Geographic Areas.

Revenues(2)     - United States                      $     1,632,236     $      1,723,128     $       2,115,434
                - Canada                                     588,728              227,066               178,069
                - Other Foreign                               22,402               19,428                15,905
- ---------------------------------------------------------------------------------------------------------------
                Total                                $     2,243,366     $      1,969,622     $       2,309,408
===============================================================================================================

(1) Includes property, plant and equipment of $14,887,000 of DCC in fiscal year 1994 (See Note 2) and the purchase of a fabrication yard in Nueces County, Texas financed by a note payable of $16,250,000.
(2) Net of inter-geographic area revenues in fiscal year 1994 as follows:
    United States -$20,702,000, Canada - $8,167,000, and Other Foreign - $281,000. Inter-geographic eliminations for fiscal years 1993 and 1992 are immaterial.

                                                           1994                1993                 1992
                                                     ----------------    ----------------     -----------------
                                                                          (In thousands)
Segment Operating Income
                - United States                      $         26,992    $         61,150     $         103,006
                - Canada                                       37,190               9,391                 5,689
                - Other Foreign                                 1,790               1,420                   661
- ---------------------------------------------------------------------------------------------------------------
                Total                                $         65,972    $         71,961     $         109,356
===============================================================================================================

Identifiable
  Assets        - United States                      $      1,345,637    $      1,344,548     $       1,403,652
                - Canada                                      267,803             145,021               143,390
                - Other Foreign                                20,418              14,588                15,953
                - Corporate                                   852,247             841,501               901,823
- ---------------------------------------------------------------------------------------------------------------
                Total                                $      2,486,105    $      2,345,658     $       2,464,818
===============================================================================================================

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1994 and 1993:

                                                                       1994
                                                                       ----
                                                              Q U A R T E R   E N D E D
                                     -----------------------------------------------------------------------
                                       JUNE 30,           SEPT. 30,           DEC. 31,             MARCH 31,
                                        1993                1993                1993                 1994
                                     ---------           ---------           ---------             ---------
                                                                (In thousands)
Revenues                             $ 446,073           $ 576,015           $ 613,407             $ 607,871
Operating income                           946              17,751               9,128                 4,168
Income (loss) before
  cumulative effect of
  accounting change                    (20,826)              1,803              (2,331)               (4,962)
Net income (loss)                     (121,576)              1,803              (2,331)               (4,962)

Quarterly results for June and September 1993 have been restated to reflect the adoption of EITF Issue No. 93-5 (See Note 1). The restatement decreased income before cumulative effect of accounting changes and net income by $467,000 and $101,217,000, respectively for the quarter ending June 30, 1993; and increased operating income by $10,367,000 and income before cumulative effect of accounting change and net income by $7,980,000 for the quarter ending September 30, 1993.

Pretax results for the quarter ended June 30, 1993 include a favorable warranty reserve adjustment of $11,000,000. Results for the March 1994 quarter include a provision of approximately $8,807,000, including interest, resulting from an unfavorable ruling on a lawsuit relating to a warranty issue and a reduction in accrued interest on proposed tax deficiencies of $9,400,000.

                                                                       1993
                                                                       ----
                                                              Q U A R T E R   E N D E D
                                     -----------------------------------------------------------------------
                                       JUNE 30,           SEPT. 30,           DEC. 31,             MARCH 31,
                                        1992                1992                1992                 1993
                                     ---------           ---------           ---------             ---------
                                                                (In thousands)
Revenues                             $ 477,985           $ 471,012           $ 515,567             $ 505,058
Operating income (loss)                  8,870              (6,470)             15,744                20,329
Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting changes                    (6,870)            (26,406)             (8,424)               14,621
Net income (loss)                     (243,185)            (26,406)             (9,034)                4,800


Pretax results for the December 1992 quarter include charges for accelerated depreciation and the write-off of certain fabrication facilities and marine construction equipment due to diminished cost-effectiveness and technical obsolescence of $6,966,000. Results for the March 31, 1993 quarter include a gain on the sale of the remaining interests in two commercial nuclear joint ventures of $23,968,000.

Item 9. DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None

                                P A R T    I I I

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no family relationships between any of the executive officers, directors or persons nominated to be such, and no executive officer was elected to his position pursuant to any arrangement or understanding between himself and any other person.

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Information Statement for action to be taken without a meeting of shareholders on August 9, 1994.

Item 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Information Statement for action to be taken without a meeting of shareholders on August 9, 1994.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Information Statement for action to be taken without a meeting of shareholders on August 9, 1994.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Information Statement for action to be taken without a meeting of shareholders on August 9, 1994.

                                  P A R T  I V


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE
                       CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                    26

Consolidated Balance Sheet March 31, 1994 and 1993                                                27

Consolidated Statement of Income (Loss) and Retained Earnings (Deficit)
    For the Three Fiscal Years Ended March 31, 1994                                               29

Consolidated Statement of Cash Flows For the Three Fiscal
    Years Ended March 31, 1994                                                                    30

Notes to Consolidated Financial Statements For the Three Fiscal
    Years Ended March 31, 1994                                                                    32


                        CONSOLIDATED FINANCIAL SCHEDULES

All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


                                 EXHIBIT INDEX


        3 Articles of Incorporation and By-Laws (Item 3(a) is incorporated by reference to Exhibit 3 to the Delaware
                Company's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983; Item 3(b) is incorporated by reference to Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1981).

                (a)   The Delaware Company's Restated Articles of
                      Incorporation

                (b)   The Delaware Company's By-Laws

        4 Indentures with respect to certain of the Delaware Company's long-term debt are not filed as exhibits hereto inasmuch as the securities authorized under any such Indenture do not exceed
                10% of the Delaware Company's total assets.  The Delaware
                Company agrees to furnish a copy of each such Indenture to the Securities and Exchange Commission upon request.

                                                                                              PAGE
         10      Material Contracts (Exhibit 10(b) is incorporated
                 by reference to Exhibit 10 to the Delaware Company's
                 annual report on Form 10-K for the fiscal year ended
                 March 31, 1981; Exhibit 10(c) is incorporated by
                 reference to Exhibit 10 to the Delaware Company's
                 annual report on Form 10-K, as amended, for the
                 fiscal year ended March 31, 1983; and Exhibit 10(d) is
                 incorporated by reference to Exhibit 10 to the
                 Delaware Company's annual report on Form 10-K, as
                 amended, for the fiscal year ended March 31, 1987;
                 Exhibit 10(e) is incorporated by reference to Exhibit 10
                 to the Delaware Company's annual report on Form 10-K
                 for the fiscal year ended March 31, 1990).

                 (a)   Supplemental Executive Retirement Plan

                 (b)   Restoration of Retirement Income Plan for Certain
                       Participants in the Retirement Plan for Employees of McDermott Incorporated

                 (c)   Intercompany Agreement

                 (d)   Trust for Supplemental Executive Retirement Plan

                 (e)   Variable Supplemental Compensation Plan

         22      Significant Subsidiaries of the Registrant                                   64

         24      Consent of Independent Auditors                                              65




                                FORM 8-K REPORTS

There were no current reports on Form 8-K filed during the three months ended March 31, 1994.

                                                                      EXHIBIT 22




                             MCDERMOTT INCORPORATED
                   SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT
                        FISCAL YEAR ENDED MARCH 31, 1994





                                                                                            PERCENTAGE
                                                                   ORGANIZED                OF VOTING
                                                                   UNDER THE                  SHARES
                 NAME OF COMPANY                                    LAWS OF                   OWNED
Hudson Engineering Corporation                                     Texas                       100

Babcock & Wilcox Investment Company                                Delaware                    100
    The Babcock & Wilcox Company                                   Delaware                    100
         Americon, Inc.                                            Delaware                    100
         Babcock & Wilcox Equity Investments, Inc.                 Delaware                    100
         Babcock & Wilcox Industries Ltd.                          Delaware                    100
         Power Systems Operations, Inc.                            Delaware                    100
         Hudson Products Corporation                               Texas                       100



The subsidiaries omitted from the foregoing list do not, considered in the aggregate, constitute a significant subsidiary.

                                                                      EXHIBIT 24




                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-54940) of McDermott Incorporated and in the related Prospectus of our report dated May 9, 1994 with respect to the consolidated financial statements of McDermott Incorporated, included in this Annual Report (Form 10-K) for the year ended March 31, 1994.



                                               ERNST & YOUNG

New Orleans, Louisiana
May 12, 1994

                          SIGNATURES OF THE REGISTRANT

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 1994.

                                             McDERMOTT INCORPORATED
                                                  (REGISTRANT)





                                        By:  /s/ Robert E. Howson
                                             Robert E. Howson
                                             Chairman of the Board and
                                             Chief Executive Officer



                                             /s/ Brock A. Hattox
                                             Brock A. Hattox
                                             Senior Vice President and
                                             Chief Financial Officer



                                             /s/ Daniel R. Gaubert
                                             Daniel R. Gaubert
                                             Vice President and Controller

                            SIGNATURES OF DIRECTORS


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 10, 1994.




                                             /s/ Robert E. Howson
                                             Robert E. Howson
                                             Chairman of the Board and
                                             Chief Executive Officer, and
                                             Director





                                             /s/ Brock A. Hattox
                                             Brock A. Hattox
                                             Senior Vice President and
                                             Chief Financial Officer, and
                                             Director





                                             /s/ Lawrence R. Purtell
                                             Lawrence R. Purtell
                                             Senior Vice President and
                                             General Counsel and
                                             Corporate Secretary, and
                                             Director