Form 10-K/A
period 1994-03-31
MCDERMOTT INC
filed 1994-06-27
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             F O R M  1 0 - K/A - 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-8430

                             McDERMOTT INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     74-1032246
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   1450 Poydras Street, New Orleans, Louisiana                 70112-6050
   (Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone Number, including area code (504) 587-4411

          Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class                Name of each Exchange on which registered
       -------------------                -----------------------------------------
Series A $2.20 Cumulative Convertible              New York Stock Exchange
Preferred Stock, $1 Par Value

Series B $2.60 Cumulative Preferred                New York Stock Exchange
Stock, $1 Par Value

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes (X)        No ( )

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

                             MCDERMOTT INCORPORATED

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE
Report  of Independent Auditors                                                2

Financial Statement Schedules Covered by Report of Independent Auditors:

   III         Condensed Financial Information of Registrant                   3
   IX          Short-Term Borrowings                                          10
   X           Supplementary Income Statement Information                     11

Signature of the Registrant                                                   12

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements of Notes thereto.

                        REPORT  OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott Incorporated

We have audited the consolidated financial statements of McDermott Incorporated as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31,1994, and have issued our report thereon dated May 9, 1994 which contained an explanatory paragraph regarding estimated future costs for non-employee products liability asbestos claims described in Note 1 to the consolidated financial statements. Our audits also included the financial statement schedules listed in the Index to Financial Statement Schedules in this Form 10-K/A-1. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The ultimate loss from non-employee products liability asbestos claims as explained in our report on the basic financial statements may differ materially from the amount provided in the financial statement schedules.


                                                 ERNST & YOUNG


New Orleans, Louisiana
May 9, 1994

                                                                    SCHEDULE III
                             McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1994 AND 1993


ASSETS                                                   1994                1993
- - - ------                                                   ----                ----
                                                              (In thousands)
Current Assets:
  Cash and cash equivalents                         $    22,030        $     16,354
  Investments in government obligations,
     under reverse repurchase agreement
     with an affiliate                                      -                78,860
  Accounts receivable - trade                            46,332              12,272
  Accounts receivable - other                             8,254                 576
  Accounts receivable from subsidiaries                 396,391             406,340
  Accounts receivable from McDermott
     International, Inc.                                  4,685               6,161
  Contracts in progress                                  24,136              39,781
  Inventories                                             2,674               4,393
  Deferred income taxes                                  26,942              38,540
  Other current assets                                    1,697               2,354
- - - -----------------------------------------------------------------------------------
            Total Current Assets                        533,141             605,631
- - - -----------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                   17,173               3,659
  Buildings                                              32,963              31,925
  Machinery and equipment                               622,076             606,542
  Property under construction                             1,707              11,082
- - - -----------------------------------------------------------------------------------
                                                        673,919             653,208
Less accumulated depreciation                           524,727             514,197
- - - -----------------------------------------------------------------------------------
            Net Property, Plant and Equipment           149,192             139,011
- - - -----------------------------------------------------------------------------------
Investments                                             130,121                 -
- - - -----------------------------------------------------------------------------------
Note Receivable from Subsidiary                          14,535              17,340
- - - -----------------------------------------------------------------------------------
Investments in Subsidiaries and Other
  Investees, at Equity                                  770,199             866,982
- - - -----------------------------------------------------------------------------------
Investment in McDermott International, Inc.             610,392             615,742
- - - -----------------------------------------------------------------------------------
Prepaid Pension Costs                                    35,662              37,936
- - - -----------------------------------------------------------------------------------
Other Assets                                             21,791              25,581
- - - -----------------------------------------------------------------------------------
            TOTAL                                   $ 2,265,033        $  2,308,223
- - - -----------------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                    SCHEDULE III
LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         1994                1993
                                                         ----                ----
                                                              (In thousands)
Current Liabilities:
  Notes payable and current
     maturities of long-term debt                   $     5,198        $    189,584
  Accounts payable                                       23,677              27,270
  Accounts and note payable to
     subsidiaries                                       304,788             355,907
  Accounts payable to McDermott
     International, Inc.                                 10,241               2,697
  Accrued employee benefits                              23,957              25,503
  Accrued interest                                       44,553              52,192
  Accrued liabilities - other                            21,564              35,881
  Advance billings on contracts                           3,049              18,630
  U. S. and foreign income taxes                         22,914              30,106
  Dividends payable                                       3,809               3,971
- - - -----------------------------------------------------------------------------------
            Total Current Liabilities                   463,750             741,741
- - - -----------------------------------------------------------------------------------
Long-Term Notes Payable to Subsidiaries                 453,254             397,923
- - - -----------------------------------------------------------------------------------
Long-Term Debt                                          578,824             480,726
- - - -----------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation            82,840              78,567
- - - -----------------------------------------------------------------------------------
Other Liabilities                                        17,590              15,293
- - - -----------------------------------------------------------------------------------
Contingencies
- - - -----------------------------------------------------------------------------------
Redeemable Preferred Stocks                             196,672             204,482
- - - -----------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock                                                4                   4
  Capital in excess of par value                        589,085             356,802
  Retained earnings (deficit)                          (104,859)             37,926
  Minimum pension liability                                (620)                 (5)
  Cumulative foreign exchange translation
     adjustments                                        (11,507)             (5,236)
- - - -----------------------------------------------------------------------------------
            Total Stockholder's Equity                  472,103             389,491
- - - -----------------------------------------------------------------------------------
            TOTAL                                   $ 2,265,033        $  2,308,223
- - - -----------------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------------

                                                                    SCHEDULE III
                  McDERMOTT INCORPORATED (PARENT COMPANY ONLY)
           STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                                                             1994                    1993                      1992
                                                             ----                    ----                      ----
Revenues                                             $      369,496            $    406,230           $     656,890
- - - -------------------------------------------------------------------------------------------------------------------
Cost and Expenses:
  Cost of operations                                        317,246                 346,309                 572,213
  Depreciation and amortizatIon                              18,421                  31,861                  37,321
  Selling, general and
     administrative expenses                                 34,877                  33,406                  36,863
- - - -------------------------------------------------------------------------------------------------------------------
                                                            370,544                 411,576                 646,397
- - - -------------------------------------------------------------------------------------------------------------------
                                                             (1,048)                 (5,346)                 10,493
Equity in Income of Subsidiaries
  and Other Investees                                         9,277                  27,815                  65,726
- - - -------------------------------------------------------------------------------------------------------------------
Operating Income                                              8,229                  22,469                  76,219
- - - -------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                             3,514                   4,552                   4,316
  Interest expense                                          (64,733)                (80,608)                (75,834)
  Other-net                                                   9,512                     543                   7,612
- - - -------------------------------------------------------------------------------------------------------------------
                                                            (51,707)                (75,513)                (63,906)
- - - -------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations
  before Benefit from Income Taxes,
  Extraordinary Items and Cumulative
  Effect of Accounting Changes                              (43,478)                (53,044)                 12,313

Benefit from Income Taxes                                   (17,162)                (25,965)                (17,544)
- - - -------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations
  before Extraordinary Items, and
  Cumulative Effect of Accounting Changes                   (26,316)                (27,079)                 29,857

Loss from Discontinued Operations                               -                       -                    (3,368)
- - - -------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Items
  and Cumulative Effect of Accounting
   Changes                                                  (26,316)                (27,079)                 26,489
Extraordinary Items                                             -                   (10,431)                    -
Cumulative Effect of Accounting Changes                    (100,750)               (236,315)                    -
- - - -------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                          (127,066)               (273,825)                 26,489
- - - -------------------------------------------------------------------------------------------------------------------
Retained Earnings - Beginning of Year                        37,926                 327,636                 317,032
Deduct Cash Dividends - Preferred
  (Series A, $2.20 and Series B, $2.60
    per share)                                               15,719                  15,885                  15,885
- - - -------------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit) - End of Year            $     (104,859)           $     37,926           $     327,636
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                    SCHEDULE III
                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             1994                    1993                    1992
                                                             ----                    ----                    ----
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                    $     (127,066)           $   (273,825)          $      26,489
- - - -------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                           18,421                  31,861                  37,321
     (Gain) loss on sale and disposal of
        assets                                                 (640)                    909                    (144)
     Equity in income of subsidiaries and
        other investees, less dividends                      (9,277)                (27,815)                  6,962
     Provision for (benefit from) deferred taxes             11,086                  (3,046)                (19,329)
     Cumulative effect of accounting changes                100,750                 236,315                     -
     Extraordinary items                                        -                    10,431                     -
     Other                                                    2,281                   4,409                   1,530
     Changes in assets and liabilities:
          Accounts receivable                                82,260                (168,643)               (177,245)
          Accounts payable                                 (110,793)                141,121                  94,188
          Inventories                                         1,719                   1,346                   2,132
          Net contracts in progress and advance
            billings                                             64                  23,229                 (30,232)
          Income taxes                                      (14,288)                (26,109)                 48,240
          Accrued interest                                   (7,639)                (42,210)                  4,269
          Accrued liabilities                               (14,479)                  7,718                  (2,707)
          Other, net                                         18,032                 (26,337)                 36,909
- - - -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                        (49,569)               (110,646)                 28,383
- - - -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale and disposal of assets                   865                   7,018                     -
Purchases of property, plant and equipment                  (12,218)                (13,094)                 (7,114)
Sales of short-term investments and
  government obligations                                        -                       -                    56,067
Purchases of government obligations, under
  reverse repurchase agreements with an
  affiliate                                                (674,203)             (6,033,975)               (794,184)
Sales of government obligations, under
  reverse repurchase agreements with an
  affiliate                                                 753,063               6,102,052                 759,307
Proceeds from redemption of International
  Preferred Stock                                             2,500                   2,500                     -
Decrease (increase) in loan receivable from subsidiary        2,805                  (9,733)                 (7,607)
Collection of note receivable from an affiliate                 -                       -                     9,404
Investment in unconsolidated affiliate                          -                      (381)                    -
- - - -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    72,812                  54,387                  15,873
- - - -------------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             1994                    1993                      1992
                                                             ----                    ----                      ----
                                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                            $     (189,400)           $    (68,433)          $    (223,355)
Issuance of long-term debt                                   87,000                  89,000                 224,344
Increase (decrease) in loans from
  subsidiaries                                                8,547                  50,075                  (8,449)
Decrease in short-term borrowings                               -                       -                   (54,480)
Dividends paid                                              (15,719)                (15,885)                (15,885)
Capital contribution from International                     100,000                     -                       -
Other                                                        (7,995)                 (1,055)                   (166)
- - - -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                (17,567)                 53,702                 (77,991)
- - - -------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 5,676                  (2,557)                (33,735)
- - - -------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                    16,354                  18,911                  52,646
- - - -------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR                                               $       22,030            $     16,354           $      18,911
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)               $       72,372            $    122,818           $      71,565
  Income taxes                                       $        1,253            $     61,612           $      40,506
- - - -------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                    SCHEDULE III


                             McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                 FOR THE THREE FISCAL YEAR ENDED MARCH 31, 1994


- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and changes in financial position of McDermott Incorporated (Parent Company Only). Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott
Incorporated's consolidated financial statements.


NOTE 2 - MATURITIES OF LONG-TERM DEBT

Long-term debt consists of:                                                         1994                   1993
                                                                                    ----                   ----

                                                                                         (In thousands)
 Unsecured Debt:

  Series A Medium Term Notes (maturities ranging from
     3 to 9 years; interest at various rates ranging
     from 7.92% to 9.00%)                                                      $     75,000           $      75,000

  Series B Medium Term Notes (maturities ranging from
     4 to 29 years; interest at various rates ranging
     from 6.50% to 8.75%)                                                           101,000                  14,000

  9.375 % Notes due 2002 ($225,000,000 face value)                                  224,432                 224,386

  10.25% Notes due June 1995                                                        150,000                 150,000

  12.25% Senior Subordinated Notes due 1998                                             -                   189,400

  6.80% Pollution Control Bonds due February 2009                                    17,000                  17,000

 Secured Debt:

     Other notes payable and capital lease obligations                               16,590                     524
- - - -------------------------------------------------------------------------------------------------------------------
                                                                                    584,022                 670,310
Less:  Amounts due within one year                                                    5,198                 189,584
- - - -------------------------------------------------------------------------------------------------------------------
                                                                               $    578,824           $     480,726
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------

Maturities on long-term debt during the five fiscal years subsequent to March 31, 1994 are as follows: 1995 - $5,198,000; 1996 - $155,142,000; 1997 -
$5,000,000; 1998 - $46,250,000; 1999 - $27,000,000.

NOTE 3 - DIVIDENDS RECEIVED

McDermott Incorporated did not receive dividends from either its subsidiaries or joint-venture companies in fiscal years 1994 and 1993. In fiscal 1992, dividends of $70,900,000 were received from its subsidiaries.

NOTE 4 - CONTINGENCIES

McDermott Incorporated is contingently liable under standby letters of credit totaling $27,874,000 at March 31, 1994 issued in the normal course of business.

                                                                     SCHEDULE IX

                             McDERMOTT INCORPORATED
                             SHORT-TERM BORROWINGS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994


                                                                MAXIMUM               AVERAGE             WEIGHTED
                                         WEIGHTED               AMOUNT                AMOUNT              AVERAGE
                       BALANCE           AVERAGE              OUTSTANDING           OUTSTANDING        INTEREST RATE
                      AT END OF          INTEREST             DURING THE            DURING THE           DURING THE
                       PERIOD              RATE                 PERIOD              PERIOD (1)           PERIOD (2)

Notes payable to banks and other financial institutions:
1994:

Banks               $ 15,519,000           4.45%            $   62,427,000       $  48,728,000               4.50%
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------
1993:

Banks               $        -               -              $  111,625,000       $  38,268,000               5.29%
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------
1992:

Banks               $        -               -              $   53,500,000       $  29,294,000               7.36%

Other Financial
Institutions        $        -               -              $   56,000,000       $   5,957,000               6.18%

All
Categories          $        -               -              $   88,053,000       $  35,251,000               7.16%
- - - -------------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------------

(1) The average amount outstanding during the period was computed by dividing the sum of daily outstanding balances by the number of calendar days in the year.

(2) The weighted average interest rates during the period were computed by dividing the actual interest incurred on the short-term borrowings by the average amount outstanding during the period.

                                                                      SCHEDULE X

                             McDERMOTT INCORPORATED
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                                 (In thousands)


                                                                1994                       1993                   1992
                                                                ----                       ----                   ----
Maintenance and repairs                                 $      60,434              $      62,999         $        60,340
- - - ------------------------------------------------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------------------------------------------------

                          SIGNATURE OF THE REGISTRANT




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  McDERMOTT INCORPORATED
                                                       (REGISTRANT)





                                               By: /s/ DANIEL R. GAUBERT
                                                   Daniel R. Gaubert
                                                   Vice President and Controller



June 23, 1994