Form 10-Q
period 1994-06-30
MCDERMOTT INC
filed 1994-08-05
CIK 225615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10 - Q






X
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

   ACT OF 1934

For the period ended June 30, 1994

OR





   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

   ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095




McDERMOTT INCORPORATED
- --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)










DELAWARE                                 74-1032246
- -------------------------------------------------------------------------
(State of Incorporation)        (I.R.S. Employer Identification No.)







1450 Poydras Street, New Orleans, Louisiana            70112-6050
Post Office Box 60035, New Orleans, Louisiana          70160-0035
- ------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)



Registrant's Telephone Number, Including Area Code (504) 587-4411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No


The number of shares of Common Stock, par value $1 per share, outstanding as of July 22,1994 was 3,600.


               M c D E R M O T T   I N C O R P O R A T E D

                      I N D E X - F O R M 10 - Q
                      --------------------------


                                                           PAGE



PART I - FINANCIAL INFORMATION
- ------------------------------

   Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet - June 30, 1994
          and March 31, 1994                                 4


     Consolidated Statement of Loss and Retained Earnings
       (Deficit) - Three Months Ended June 30, 1994
       and June 30, 1993                                     6


   Consolidated Statement of Cash Flows - Three Months
     Ended June 30, 1994 and June 30, 1993                   7


   Notes to Consolidated Financial Statements                9


 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations     14



PART II - OTHER INFORMATION
- ---------------------------

 Item 6 - Exhibits and Reports on Form 8-K                  21


SIGNATURES                                                  22



<page 2>



PART I

McDERMOTT INCORPORATED


FINANCIAL INFORMATION
- ---------------------



Item 1.   Consolidated Financial Statements






<page 3>


























McDERMOTT INCORPORATED
CONSOLIDATED BALANCE SHEET
JUNE 30, 1994


ASSETS

                                             6/30/94          3/31/94
                                             -------          -------
                                           (Unaudited)

                                                    (In thousands)
Current Assets:
  Cash and cash equivalents                 $   24,110        $  47,364
  Short-term investments                       129,176              989
  Accounts receivable-trade                    243,270          255,441
  Accounts receivable-other                     63,961           58,787
  Insurance recoverable-current                114,647          110,200
  Accounts receivable from affiliates           24,201           11,428
  Contracts in progress                        230,390          214,649
  Inventories                                   67,597           66,214
  Deferred income taxes                         97,503           98,627
  Other current assets                          51,592           35,462
- ------------------------------------------------------------------------
     Total Current Assets                    1,046,447          899,161
- ------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:      1,424,968        1,415,605
  Less accumulated depreciation                948,150          932,722
- ------------------------------------------------------------------------
     Net Property, Plant and Equipment         476,818          482,883
- ------------------------------------------------------------------------

Investments                                      -              130,121
- ------------------------------------------------------------------------

Insurance Recoverable                          843,930          876,846
- ------------------------------------------------------------------------

Investment in McDermott International, Inc.    609,717          610,392
- ------------------------------------------------------------------------

Prepaid Pension Costs                          228,813          225,239
- ------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $85,844,000 at June 30, 1994
  and $84,170,000 at March 31, 1994            141,390          143,064
- ------------------------------------------------------------------------

Other Assets                                   112,431          133,020
- ------------------------------------------------------------------------

      TOTAL                               $  3,459,546   $    3,500,726
========================================================================

See accompanying notes to consolidated financial statements.
<page 4>

LIABILITIES AND STOCKHOLDER'S EQUITY

                                                6/30/94        3/31/94
                                                -------        -------
                                              (Unaudited)
                                                      (In thousands)
Current Liabilities:
  Notes payable and current maturities of
   long-term debt                              $  240,426    $   21,528
  Note payable to affiliate                        34,150           -
  Accounts payable                                106,793       141,412
  Accounts payable to affiliates                   19,202        17,373
  Environmental and products liabilities-current  127,227       122,361
  Accrued employee benefits                        87,658        93,487
  Accrued interest payable                         38,480        44,619
  Accrued liabilities - other                     106,285       109,844
  Advanced billings on contracts                  121,483       135,505
  U.S. and foreign income taxes                    23,356        40,342
- -------------------------------------------------------------------------
    Total Current Liabilities                     905,060       726,471
- -------------------------------------------------------------------------

Long-Term Debt                                    434,785       584,532
- -------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation     374,454       370,828
- -------------------------------------------------------------------------

Environmental and Products Liabilities            975,122     1,013,251
- -------------------------------------------------------------------------

Other Liabilities                                 114,716       121,178
- -------------------------------------------------------------------------

Contingencies
- -------------------------------------------------------------------------

Minority Interest                                 15,900         15,691
- -------------------------------------------------------------------------
Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible,
    $1.00 par value; at redemption value          88,089         88,089
  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                           91,630        108,583
- -------------------------------------------------------------------------

    Total Redeemable Preferred Stocks            179,719        196,672
- -------------------------------------------------------------------------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700
    shares authorized and issued, 3,600 shares
    outstanding                                        4              4
  Capital in excess of par value                 591,926        589,085
  Deficit                                       (118,161)      (104,859)
  Minimum pension liability                         (620)          (620)
  Net unrealized loss on investments              (2,146)           -
  Cumulative foreign exchange translation
    adjustments                                  (11,213)       (11,507)
- -------------------------------------------------------------------------

    Total Stockholder's Equity                   459,790        472,103
- -------------------------------------------------------------------------

      TOTAL                                 $  3,459,546    $ 3,500,726
=========================================================================

<page 5>


McDERMOTT INCORPORATED
CONSOLIDATED STATEMENT OF LOSS AND RETAINED EARNINGS (DEFICIT)
JUNE 30, 1994

                                                  THREE MONTHS ENDED
                                                6/30/94         6/30/93
                                                -------         -------
                                               (Unaudited)
                                                      (In thousands)
Revenues                                        $  568,692      $446,073
- -------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations                               507,652       389,056
  Depreciation and amortization                     21,863        20,546
  Selling, general and
    administrative expenses                         39,575        38,606
- -------------------------------------------------------------------------

                                                   569,090       448,208
- -------------------------------------------------------------------------

                                                      (398)       (2,135)
- -------------------------------------------------------------------------
Equity in Income of Investees                        2,497         3,081


    Operating Income                                 2,099           946
- -------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                    2,458         1,547
  Interest expense                                  (9,348)      (17,114)
  Other-net                                         (3,474)       (4,104)
- -------------------------------------------------------------------------

                                                   (10,364)      (19,671)
- -------------------------------------------------------------------------

Loss before Provision for Income Taxes and
  Cumulative Effect of Accounting Changes           (8,265)      (18,725)

Provision for Income Taxes                             733         2,101
- -------------------------------------------------------------------------

Loss before Cumulative Effect of
  Accounting Changes                                (8,998)      (20,826)
- -------------------------------------------------------------------------

Cumulative Effect of Accounting Changes               (512)     (100,750)
- -------------------------------------------------------------------------

Net Loss                                            (9,510)     (121,576)
- -------------------------------------------------------------------------

Retained Earnings (Deficit) -  Beginning of
  Period                                          (104,859)       37,926
Deduct Cash Dividends - Preferred Stocks             3,792         3,971
- -------------------------------------------------------------------------

Deficit - End of Period                        $  (118,161)    $ (87,621)
=========================================================================

See accompanying notes to consolidated financial statements.
<page 6>


McDERMOTT INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
JUNE 30, 1994


DECREASE IN CASH AND CASH EQUIVALENTS

                                                   THREE MONTHS ENDED
                                                 6/30/94        6/30/93
                                                 -------        -------
                                                (Unaudited)
                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                        $  (9,510)     $(121,576)
- -------------------------------------------------------------------------

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                    21,863         20,546
  Provision for deferred taxes                     20,766          9,270
  Cumulative effect of accounting changes             512        100,750
  Other                                               660           (987)
  Changes in assets and liabilities, net
   of effects from acquisition:
    Accounts receivable                            (5,642)        39,433
    Net contracts in progress and advance
       billings                                   (29,764)       (13,019)
    Accounts payable                              (32,824)          (986)
    Accrued interest                               (6,139)        (4,973)
    Accrued liabilities                            (3,580)       (28,624)
    Income taxes                                  (31,963)        40,569
    Other, net                                    (13,593)       (65,688)
Proceeds from insurance for products liabilities
  claims                                           28,094         16,364
Payments of products liabilities claims           (31,450)       (30,332)
- -------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES             (92,570)       (39,253)
- -------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation           -           (28,249)
Purchases of property, plant and equipment        (13,117)       (11,815)
Purchases of government obligations, under
 reverse purchase agreement with an affiliate        -          (646,685)
Sales of government obligations, under
 reverse repurchase agreement with an
 affiliate                                           -           706,317
Other                                                (123)           417
- -------------------------------------------------------------------------

NET CASH PROVIDED BY  (USED IN) INVESTING
    ACTIVITIES                                    (13,240)        19,985
- -------------------------------------------------------------------------

<page 7>


CONTINUED

DECREASE IN CASH AND CASH EQUIVALENTS


                                                    THREE MONTHS ENDED
                                                  6/30/94         6/30/93
                                                  -------         -------
                                                 (Unaudited)
                                                     (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowing                 $   69,027       $    330
Short-term borrowing from an affiliate               34,150           -
Payment of long-term debt                               (34)      (189,465)
Issuance of long-term debt                              -           87,000
Capital contribution received from International        -          100,000
Repurchase of preferred stock                       (16,753)          (259)
Dividends paid                                       (3,792)        (3,971)
Other                                                  (163)          (119)
- ---------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  82,435         (6,484)
- ---------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                121           (394)
- ---------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (23,254)       (26,146)
- ---------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     47,364         71,549
- ---------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   24,110     $   45,403
===========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)           $   15,487     $   22,088
  Income taxes                                   $   12,018     $    2,350
===========================================================================

See accompanying notes to consolidated financial statements.
<page 8>

McDERMOTT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
AND AT JUNE 30 AND MARCH 31, 1994


NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements include the accounts of McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, Inc., and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified or restated to conform with the presentation at June 30, 1994. Results for the three months ended June 30, 1993 have been restated to reflect the adoption of Emerging Issues Task Force ("EITF") Issue No. 93-5 (See Note 2).

Unless the context otherwise requires, hereinafter, the "Delaware Company" will be used to mean McDermott Incorporated and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company), and "International" will be used to mean McDermott International, Inc., a Panamanian Corporation.

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a reduction in accrued interest expense ($3,705,000, net of tax of $1,995,000) due to settlement of an outstanding tax issue with the IRS during the three months ended June 30, 1994, the cumulative effect of the accounting changes during the three months ended June 30, 1994 and 1993 and a favorable warranty reserve adjustment ($6,820,000, net of tax of $4,180,000) during the three months ended June 30, 1993. The results for interim periods are not necessarily indicative of results to be expected for the year.
<page 10)

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Products Liabilities - The Delaware Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and the Delaware Company's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Thus, a provision for these estimated future costs was recognized during the third quarter of fiscal year 1994, effective April 1, 1993, as a change in accounting principle, reflecting the Delaware Company's adoption of EITF Issue No. 93-5. EITF Issue No. 93-5 no longer permits companies to offset, for recognition purposes, reasonably possible recoveries against probable losses, which had been the Delaware Company's prior practice. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000) in the quarter ending June 30, 1993. The adoption of this provision of EITF Issue No. 93-5 resulted in an increase in Loss before Cumulative Effect of Accounting Change and Net Loss of $467,000 and $101,217,000, respectively, for the three months ended June 30, 1993. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At June 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $132,074,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

During the first quarter of fiscal year 1995, the Delaware Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 39 which requires the Delaware Company to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the three months ended June 30, 1993 have been restated to conform with the June 30, 1994 presentation. Of
<page 10>

the total estimated liability at June 30, 1994, less than $100,000,000 has been asserted. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, the Delaware Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $512,000 (net of income taxes of $287,000). Other than the cumulative effect, the accounting change had no material effect on the results of the June 30, 1994 quarter. Prior to April 1, 1994, the Delaware Company recognized the cost of providing most of these benefits on a cash basis. Under the new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.

Investments - In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Delaware Company adopted the provisions of the new standard for investments held as of or acquired after April 1, 1994. Based on current portfolio management practices, the Delaware Company's investments are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity. The opening balance of stockholder's equity was decreased by $1,480,000 to reflect the net unrealized holding losses on the Delaware Company's investment securities which were previously carried at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.
<page 11>

NOTE 3 - INVENTORIES
Consolidated inventories at June 30, 1994 and March 31, 1993 are summarized below:

                                               June 30,         March 31,
                                                1994              1994
                                               --------         --------
                                                    (In thousands)
Raw Materials and Supplies                    $   39,591       $   40,281
Work in Progress                                  18,694           17,566
Finished Goods                                     9,312            8,367
- --------------------------------------------------------------------------

                                              $   67,597      $   66,214
=========================================================================

NOTE  4 - SEGMENT REPORTING INFORMATION

                                                    THREE MONTHS ENDED
                                                 6/30/94         6/30/93
                                                 -------         -------
                                                      (In thousands)
REVENUES:
Power Generation Systems and Equipment            $ 404,463      $ 344,437
Marine Construction Services                        164,388        101,917
Intersegment Transfer Eliminations                     (159)          (281)
- ---------------------------------------------------------------------------

  Total Revenues                                 $  568,692      $ 446,073
===========================================================================

OPERATING INCOME:
Segment Operating Income (Loss):
 Power Generation Systems and Equipment          $  13,483       $  8,883
 Marine Construction Services                       (4,576)           981
- ---------------------------------------------------------------------------

    Total Segment Operating Income                   8,907          9,864
- ---------------------------------------------------------------------------

Equity in Income (Loss) of Investees:
 Power Generation Systems and Equipment              2,513          2,059
 Marine Construction Services                          (16)         1,022
- --------------------------------------------------------------------------

    Total Equity in Income of Investees              2,497          3,081
- --------------------------------------------------------------------------

    General Corporate Expenses                      (9,305)       (11,999)
- --------------------------------------------------------------------------

         Total Operating Income                 $    2,099      $     946
==========================================================================

<page 12)

NOTE 5 - PROPOSED SALE OF OPERATIONS

On June 2, 1994, International announced a plan to form a new company, J. Ray McDermott, S.A., that would combine the worldwide marine construction businesses of International with those of Offshore Pipelines, Inc. ("OPI"). Under the terms of the proposed agreement, International would contribute substantially all of its marine construction assets and businesses to the new company, including those of the Delaware Company. It is anticipated that the Delaware Company will sell substantially all of its marine construction assets and businesses to International, which will then make the contribution to J.
Ray McDermott, S.A.   Terms of the transaction are still being negotiated, and
are subject to the approval of the Boards of Directors of both companies, as well as the shareholders of OPI and of certain regulatory bodies.
<page 13)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED JUNE 30, 1993

Power Generation Systems and Equipment's revenues increased $60,026,000 to $404,463,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and replacement parts.

Power Generation Systems and Equipment's segment operating income increased $4,600,000 to $13,483,000. The increase was primarily due to higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems and nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by a favorable warranty reserve adjustment recorded in the prior year and lower volume and margins on extended scope of supply and fabrication of industrial boilers.

Power Generation Systems and Equipment's equity in income of investees increased $454,000 to $2,513,000 due to higher operating results in a domestic joint venture which owns and operates a material recovery facility.

Backlog for this segment at June 30, 1994 was $2,202,350,000 compared to $3,057,831,000 at June 30, 1993. At June 30, 1994, this segment's backlog with the U.S. Government was $714,698,000 (of which $17,055,000 had not been funded). U.S. Government budget reductions have negatively affected this segment's government operations and backlog at June 30, 1994 reflects the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.
<page 14>



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

Marine Construction Services' revenues increased $62,471,000 to $164,388,000, primarily due to the inclusion of revenues resulting from the acquisition of Delta Catalytic Corporation during June 1993. These were partially offset by lower volume in fabrication operations. Segment operating income (loss) decreased $5,557,000 to a loss of $4,576,000 from income of $981,000, primarily due to lower volume in fabrication operations.

Marine Constructions Services' equity in income (loss) of investees decreased $1,038,000 to a loss of $16,000 from income of $1,022,000, primarily due to losses in a Canadian joint venture this year and lower operating results of a Mexican joint venture.

Backlog for this segment at June 30, 1994 was $388,181,000 as compared to $413,766,000 at June 30, 1993. This segment's markets are expected to be at a low level in the U.S. during fiscal year 1995. The overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.

General corporate expenses decreased $2,694,000 to $9,305,000, primarily due to timing of expenses, and non-recurring charges related to certain cost reduction initiatives in the June 1993 quarter.

Interest income increased $911,000 to $2,458,000, primarily due to increased investments in government securities and other investments.
<page 15>

Interest expense decreased $7,766,000 to $9,348,000, primarily due to a reduction in accrued interest on proposed tax deficiencies.

Other-net expense decreased $630,000 to $3,474,000. This decrease was primarily due to lower bank fees and discounts on the sale of certain accounts receivable, partially offset by losses on the sale of investments.

The provision for income taxes decreased $1,368,000 to $733,000 while loss before the provision for income taxes and cumulative effect of accounting change decreased $10,460,000 to $8,265,000. The decrease in the provision for income taxes is primarily due to a tax provision related to a favorable warranty reserve adjustment during the three months ended June 30, 1993.

Net loss decreased $112,066,000 to $9,510,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the current year and the cumulative effect of the accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items mentioned above.

Liquidity and Capital Resources
- -------------------------------
During the three months ended June 30, 1994, the Delaware Company's cash and cash equivalents decreased $23,254,000 to $24,110,000 and total debt increased $103,301,000 to $709,361,000, primarily from short-term borrowings of $103,177,000. During this period, the Delaware Company used cash of $92,570,000 in operating activities, $16,753,000 for the repurchase of Series B Preferred Stock to satisfy future sinking fund requirements, and $3,792,000 for cash dividends on the Delaware Company's preferred stocks. Decreases in net contracts in progress and advance billings, and accounts payable are primarily due to lower volume in the Power Generation Systems and Equipment segment.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually
<page 16>

delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of less than $3,000 per claim) has continued to rise. Claims paid in the quarter ending June 30, 1994 were $31,450,000, including $1,894,000 applicable to insolvent insurers and $1,085,000 relating to the policy year 1979. As a result of the adoption of FASB Interpretation No. 39 (see Note 2 to consolidated financial statements), the Delaware Company has presented separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. At June 30, 1994, Accounts receivable - other includes receivables of $29,455,000 that have been billed to insurers for reimbursement of settled claims. The Delaware Company's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At June 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $132,074,000. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over the next 30 years. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment increased $1,302,000 to $13,117,000 for the three months ended June 30, 1994 as compared with the same period last year, the majority of which were incurred to maintain existing facilities. During July 1994, the Delaware Company purchased a barge which was formerly leased for approximately $15,000,000.

At June 30 and March 31, 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000 under the terms of an agreement with a certain U.S. Bank. The maximum sales limit available under this agreement, which expires on December 31, 1995 is $225,000,000.
<page 17>

At June 30 and March 31, 1994 the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $206,671,000 and $204,699,000, respectively. Borrowings outstanding against these facilities at June 30 and March 31, 1994 were $81,285,000 and $15,519,000, respectively. In addition, The Babcock & Wilcox Company has available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at June 30 or March 31, 1994. DCC had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. At June 30, 1994 borrowings outstanding against this facility were $3,261,000. There were no borrowings outstanding against this facility at March 31, 1994.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. At June 30, 1994, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. No amounts were outstanding under this agreement at June 30 or March 31, 1994.
<page 18>

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. Borrowings against this facility at June 30, 1994 were $34,150,000, all of which was repaid in July 1994. There were no borrowings against this agreement at March 31, 1994.

Working capital decreased to $141,387,000 at June 30, 1994 from $172,690,000 at March 31, 1994. During the remainder of fiscal 1995, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and additional borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in June 1994 and 1993.

The Delaware Company has provided a valuation allowance ($12,387,000 at June 30, 1994) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($559,421,000 at June 30, 1994) are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

The Delaware Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective April 1, 1992 for all domestic plans. The Delaware Company plans to adopt SFAS No. 106 for foreign
<page 19>

plans during fiscal year 1996 and the adoption is not expected to have a material effect on the consolidated financial statements of the Delaware Company. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.
<page 20>

PART II

McDERMOTT INCORPORATED

OTHER INFORMATION
- -----------------


No information is applicable to Part II for the current quarter, except as noted below:


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


      (a) Reports on Form 8-K

          There were no current reports on Form 8-K filed during the three months ended June 30, 1994.



Signatures







<page 21>


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            McDERMOTT INCORPORATED
                                            ----------------------
                                                    (REGISTRANT)





Date:  8/02/94                               By:    s/Brock A. Hattox
                                               ---------------------
                                                    (SIGNATURE)

                                            Brock A. Hattox
                                            Senior Vice President and
                                            Chief Financial Officer



<page 22>