Form 10-Q
period 1994-09-30
MCDERMOTT INC
filed 1994-11-14
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10 - Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1994

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


Commission File No. 1-4095


                             McDERMOTT INCORPORATED
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        DELAWARE                                       74-1032246
- -------------------------------------------------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)



  1450 Poydras Street, New Orleans, Louisiana            70112-6050
  Post Office Box 60035, New Orleans, Louisiana          70160-0035
- -------------------------------------------------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-4411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X                   No
                                     ---                     ---

The number of shares of Common Stock, par value $1 per share, outstanding as of October 21, 1994 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q



                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION
- ------------------------------


     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1994
            and March 31, 1994                                                                         4


          Consolidated Statement of Income (Loss) and Retained
            Earnings (Deficit) - Three Months Ended and Six Months
            Ended September 30, 1994 and September 30, 1993                                            6


          Consolidated Statement of Cash Flows - Six Months
            Ended September 30, 1994 and September 30, 1993                                            7


          Notes to Consolidated Financial Statements                                                   9


     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        14



PART II - OTHER INFORMATION
- ---------------------------


     Item 6 - Exhibits and Reports on Form 8-K                                                        23


     SIGNATURES                                                                                       24


                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION




Item 1.   Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1994

                                     ASSETS


                                                                                9/30/94              3/31/94
                                                                                -------             --------
                                                                              (Unaudited)
                                                                                     (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         21,695      $        47,364
  Short-term investments                                                         129,532                  989
  Accounts receivable-trade                                                      271,045              255,441
  Accounts receivable-other                                                       51,735               58,787
  Insurance recoverable-current                                                  113,194              110,200
  Accounts receivable from affiliates                                             23,410               11,428
  Contracts in progress                                                          228,017              214,649
  Inventories                                                                     65,298               66,214
  Deferred income taxes                                                          100,639               98,627
  Other current assets                                                            63,509               35,462
- --------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                       1,068,074              899,161
- --------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                        1,449,897            1,415,605
  Less accumulated depreciation                                                  956,806              932,722
- --------------------------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                                           493,091              482,883
- --------------------------------------------------------------------------------------------------------------
Investments                                                                           -               130,121
- --------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                            805,048              876,846
- --------------------------------------------------------------------------------------------------------------
Investment in McDermott International, Inc.                                      609,042              610,392
- --------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                            235,799              225,239
- --------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $87,533,000 at September 30, 1994
  and $84,170,000 at March 31, 1994                                              139,701              143,064
- --------------------------------------------------------------------------------------------------------------
Other Assets                                                                     102,059              133,020
- --------------------------------------------------------------------------------------------------------------
      TOTAL                                                             $      3,452,814      $     3,500,726
==============================================================================================================

  See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              9/30/94               3/31/94
                                                                              -------              --------
                                                                            (Unaudited)
                                                                                     (In thousands)

Current Liabilities:
  Notes payable and current maturities of long-term debt                $        338,695      $        21,528
  Accounts payable                                                               104,702              141,412
  Accounts payable to affiliates                                                  35,953               17,373
  Environmental and products liabilities-current                                 128,693              122,361
  Accrued employee benefits                                                       90,499               93,487
  Accrued interest payable                                                        36,581               44,619
  Accrued liabilities - other                                                    112,539              109,844
  Advanced billings on contracts                                                 111,330              135,505
  U.S. and foreign income taxes                                                    5,147               40,342
- --------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                    964,139              726,471
- --------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   434,736              584,532
- --------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                    377,554              370,828
- --------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                           942,144            1,013,251
- --------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                119,902              121,178
- --------------------------------------------------------------------------------------------------------------
Contingencies
- --------------------------------------------------------------------------------------------------------------
Minority Interest                                                                 15,558               15,691
- --------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
    at redemption value                                                           88,089               88,089
  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                                                           91,630              108,583
- --------------------------------------------------------------------------------------------------------------
    Total Redeemable Preferred Stocks                                            179,719              196,672
- --------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                                    4                    4
  Capital in excess of par value                                                 591,926              589,085
  Deficit                                                                       (162,413)            (104,859)
  Minimum pension liability                                                         (620)                (620)
  Net unrealized loss on investments                                              (1,025)                 -
  Cumulative foreign exchange translation adjustments                             (8,810)             (11,507)
- --------------------------------------------------------------------------------------------------------------
    Total Stockholder's Equity                                                   419,062              472,103
- --------------------------------------------------------------------------------------------------------------
      TOTAL                                                             $      3,452,814      $     3,500,726
==============================================================================================================

                            McDERMOTT INCORPORATED
    CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                              SEPTEMBER 30, 1994

                                                     THREE                               SIX
                                                  MONTHS ENDED                      MONTHS ENDED
                                            9/30/94         9/30/93           9/30/94           9/30/93
                                            -------         -------           -------           -------
                                                                  (Unaudited)
                                                                 (In thousands)

Revenues                                 $ 543,785       $  576,015       $1,112,477        $1,022,088
- --------------------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations                        495,734          502,258        1,003,386           891,314
 Depreciation and amortization              15,884           15,727           37,747            36,273
 Selling, general and
   administrative expenses                  46,276           43,183           85,851            81,789
- --------------------------------------------------------------------------------------------------------
                                           557,894          561,168        1,126,984         1,009,376
- --------------------------------------------------------------------------------------------------------
                                           (14,109)          14,847          (14,507)           12,712

Equity in Income of Investees                1,633            2,904            4,130             5,985
- --------------------------------------------------------------------------------------------------------
   Operating Income (Loss)                 (12,476)          17,751          (10,377)           18,697
- --------------------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                             2,555              680            5,013             2,227
 Interest expense                          (11,440)         (14,417)         (20,788)          (31,531)
 Other-net                                 (16,136)          (1,627)         (19,610)           (5,731)
- --------------------------------------------------------------------------------------------------------
                                           (25,021)         (15,364)         (35,385)          (35,035)
- --------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for
  Income Taxes and Cumulative Effect
  of Accounting Changes                    (37,497)           2,387          (45,762)          (16,338)

Provision for Income Taxes                   3,298              584            4,031             2,685
- --------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect
  of Accounting Changes                    (40,795)           1,803          (49,793)          (19,023)

Cumulative Effect of Accounting
  Changes                                        -                -             (512)         (100,750)
- --------------------------------------------------------------------------------------------------------
Net Income (Loss)                          (40,795)           1,803          (50,305)         (119,773)
- --------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit) -
  Beginning of Period                     (118,161)         (87,621)        (104,859)           37,926
Deduct Cash Dividends - Preferred
  Stocks                                     3,457            3,954            7,249             7,925
- --------------------------------------------------------------------------------------------------------
Deficit - End of Period                  $(162,413)        $(89,772)       $(162,413)         $(89,772)
========================================================================================================


See accompanying notes to consolidated financial statements.

                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1994
                     DECREASE IN CASH AND CASH EQUIVALENTS

                                                                                  SIX MONTHS ENDED
                                                                         9/30/94                    9/30/93
                                                                         -------                    -------
                                                                                     (Unaudited)
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $      (50,305)           $    (119,773)
- --------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                               37,747                   36,273
  Provision for deferred taxes                                                49,489                   24,271
  Cumulative effect of accounting changes                                        512                  100,750
  Other                                                                        1,515                   (2,539)
  Changes in assets and liabilities, net of
    effects from acquisition:
      Accounts receivable                                                    (18,713)                  65,998
      Net contracts in progress and advance billings                         (36,824)                 (65,737)
      Accounts payable                                                       (19,204)                 (13,623)
      Accrued interest                                                        (8,038)                  (1,567)
      Accrued liabilities                                                      2,279                  (39,869)
      Income taxes                                                           (32,470)                 (32,265)
      Other, net                                                             (50,100)                 (21,314)
Proceeds from insurance for products liabilities claims                       53,823                   49,663
Payments of products liabilities claims                                      (61,557)                 (55,797)
- --------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (131,846)                 (75,529)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Delta Catalytic Corporation                                       -                    (28,249)
Purchases of property, plant and equipment                                   (42,316)                 (25,739)
Purchases of government obligations, under
 reverse repurchase agreement with an affiliate                                  -                   (646,685)
Sales of government obligations, under
 reverse repurchase agreement with an affiliate                                  -                    725,545
Other                                                                          5,804                    1,882
- --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                                (36,512)                  26,754
- --------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                     DECREASE IN CASH AND CASH EQUIVALENTS





                                                                                  SIX MONTHS ENDED
                                                                          9/30/94                    9/30/93
                                                                          -------                    -------
                                                                                    (Unaudited)
                                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowings                         $       167,527            $      (2,871)
Payment of long-term debt                                                       (275)                (191,227)
Issuance of long-term debt                                                      -                      92,475
Capital contribution received from International                                -                     100,000
Dividends paid                                                                (7,249)                  (7,925)
Repurchase of preferred stock                                                (16,753)                  (3,586)
Other                                                                         (1,366)                   2,012
- --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                                              141,884                  (11,122)
- --------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                         805                     (933)
- --------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (25,669)                 (60,830)
- --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                    47,364                   71,549
- --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $        21,695            $      10,719
==============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                               $        28,825            $      33,100
  Income taxes                                                       $        16,473            $       4,091
==============================================================================================================

 See accompanying notes to consolidated financial statements.

                             McDERMOTT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     AND AT SEPTEMBER 30 AND MARCH 31, 1994

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, Inc., and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified or restated to conform with the presentation at September 30, 1994. Results for the three and six months ended September 30, 1993 have been restated to reflect the adoption of Emerging Issues Task Force ("EITF") Issue No. 93-5 (See Note 2).

Unless the context otherwise requires, hereinafter, the "Delaware Company" will be used to mean McDermott Incorporated and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company), and "International" will be used to mean McDermott International, Inc., a Panamanian corporation.

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a loss related to the reduction of estimated products liabilty asbestos claims recoveries from insurers ($14,478,000) included in the three and six months ended September 30, 1994; a reduction in accrued interest expense ($5,600,000 and $11,300,000, respectively) due to settlement of outstanding tax issues included in the three and six months ended September 30, 1994; a favorable warranty reserve adjustment ($6,820,000, net of tax of $4,180,000) included in the six months ended September 30, 1993; and the cumulative effect of the accounting changes included in the six months ended September 30, 1994 and 1993. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Products Liabilities - The Delaware Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and the Delaware Company's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Thus, a provision for these estimated future costs was recognized during the third quarter of fiscal year 1994, effective April 1, 1993, as a change in accounting principle, reflecting the Delaware Company's adoption of EITF Issue No. 93-5. EITF Issue No. 93-5 no longer permits companies to offset, for recognition purposes, reasonably possible recoveries against probable losses, which had been the Delaware Company's prior practice. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000). The adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in Loss before Cumulative Effect of Accounting Change and an increase in Net Loss of $7,513,000, and $93,237,000, respectively, for the six months ended September 30, 1993 and an increase in Net Income of $7,980,000 for the quarter ended September 30, 1993. In addition, the Delaware Company has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated products liability asbestos claims recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. The Delaware Company's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At September 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $142,304,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

During the first quarter of fiscal year 1995, the Delaware Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 39, which requires the Delaware Company to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the six months ended September 30, 1993 have been restated to conform with the September 30, 1994 presentation. Of the total estimated liability at September 30, 1994, less than $100,000,000 has been asserted. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, the Delaware Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $512,000 (net of income taxes of $287,000). Other than the cumulative effect, the accounting change had no material effect on the results of the six months ended September 30, 1994. Prior to April 1, 1994, the Delaware Company recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

Investments - In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Delaware Company adopted the provisions of this new standard for investments held as of or acquired after April 1, 1994. Based on current portfolio management practices, the Delaware Company's investments are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity. The opening balance of stockholder's equity was decreased by $1,480,000 to reflect the net unrealized holding losses on the Delaware Company's investment securities which were previously carried at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

NOTE 3 - INVENTORIES

Consolidated inventories at September 30, 1994 and March 31, 1994 are summarized below:

                                                             September 30,         March 31,
                                                                 1994                1994
                                                             -------------        -----------
                                                                     (In thousands)
Raw Materials and Supplies                                     $ 37,950             $ 40,281
Work in Progress                                                 18,033               17,566
Finished Goods                                                    9,315                8,367
- ---------------------------------------------------------------------------------------------
                                                               $ 65,298             $ 66,214
=============================================================================================


NOTE  4 - SEGMENT REPORTING INFORMATION

                                                            THREE                   SIX
                                                         MONTHS ENDED           MONTHS ENDED
                                                      9/30/94   9/30/93     9/30/94      9/30/93
                                                     --------   -------    ----------   ----------
                                                                 (In thousands)
REVENUES:
Power Generation Systems and Equipment               $379,235   $391,732   $  783,698   $  736,169
Marine Construction Services                          164,785    184,401      329,173      286,318
Intersegment Transfer Eliminations                       (235)      (118)        (394)        (399)
- ---------------------------------------------------------------------------------------------------
     Total Revenues                                  $543,785   $576,015   $1,112,477   $1,022,088
===================================================================================================
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
 Power Generation Systems and Equipment              $  2,585     14,568   $   16,068   $   23,451
 Marine Construction Services                          (5,497)    10,476      (10,073)      11,457
- ---------------------------------------------------------------------------------------------------
 Total Segment Operating Income (Loss)                 (2,912)    25,044        5,995       34,908
- ---------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
 Power Generation Systems and Equipment                   (44)     2,500        2,469        4,559
 Marine Construction Services                           1,677        404        1,661        1,426
- ---------------------------------------------------------------------------------------------------
 Total Equity in Income of Investees                    1,633      2,904        4,130        5,985
- ---------------------------------------------------------------------------------------------------
 General Corporate Expenses                           (11,197)   (10,197)     (20,502)     (22,196)
- ---------------------------------------------------------------------------------------------------
    Total Operating Income (Loss)                    $(12,476)  $ 17,751      (10,377)  $   18,697
===================================================================================================


NOTE 5 - PROPOSED SALE OF OPERATIONS

On June 2, 1994, International announced a plan to form a new company, J. Ray McDermott, S.A., that would combine the worldwide marine construction businesses of McDermott International with those of Offshore Pipelines, Inc. ("OPI"). Under the terms of the proposed agreement, International would contribute substantially all of its marine construction assets and businesses to the new company, including those of the Delaware Company. It is anticipated that the Delaware Company will sell substantially all of its marine construction assets and businesses to International, which will then make the contribution to J. Ray McDermott, S.A. McDermott International has completed due diligence and is currently holding discussions with regulatory agencies, and OPI has filed preliminary documents with the Securities and Exchange Commission in connection with this proposed transaction. The proposed transaction is subject to the approval of OPI shareholders and these regulatory agencies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. THREE MONTHS ENDED SEPTEMBER 30, 1993

Power Generation Systems and Equipment's revenues decreased $12,497,000 to $379,235,000. This was primarily due to lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components), extended scope of supply and fabrication of industrial boilers, and plant enhancement projects. These decreases were partially offset by higher revenues from fabrication and erection of fossil fuel steam and environmental control systems.

Power Generation Systems and Equipment's segment operating income decreased $11,983,000 to $2,585,000. The decrease was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers, and defense and space-related products (other than nuclear fuel assemblies and reactor components). There were also lower margins on replacement parts, nuclear fuel assemblies and reactor components for the U.S. Government and fabrication and erection of fossil fuel steam and environmental control systems. These decreases were partially offset by favorable margins on plant enhancement projects.

Power Generation Systems and Equipment's equity in income (loss) of investees decreased $2,544,000 to a loss of $44,000 from income of $2,500,000 primarily due to a provision for loss on discontinuing a domestic joint venture.

Backlog for this segment at September 30, 1994 was $2,060,170,000 compared to $2,790,052,000 at September 30, 1993. At September 30, 1994, this segment's backlog with the U.S. Government was $701,840,000 (of which $20,690,000 had not been funded). U.S. Government budget reductions have negatively affected this segment's government operations, and backlog at September 30, 1994 and 1993 reflects the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

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

Marine Construction Services' revenues decreased $19,616,000 to $164,785,000 primarily due to lower volume at Delta Catalytic Corporation ("DCC") and in fabrication operations. These decreases were partially offset by higher volume in marine operations.

Marine Construction Services' segment operating income (loss) decreased $15,973,000 to a loss of $5,497,000 from income of $10,476,000 primarily due to higher operating expenses, and lower volume and margins in DCC's operations. These decreases were partially offset by higher volume and margins in marine operations.

Marine Construction Services' equity in income of investees increased $1,273,000 to $1,677,000 primarily due to improved operating results of a Mexican joint venture.

Backlog for this segment at September 30, 1994 was $481,542,000 as compared to $354,007,000 at September 30, 1993. This segment's markets are expected to remain at a low level in the U.S. during fiscal year 1995. The overcapacity of marine equipment and constraints on customer capital expenditure programs will continue to result in a competitive environment and put pressure on profit margins.

General corporate expenses increased $1,000,000 to $11,197,000 primarily due to timing of expenses and charges related to certain cost reduction initiatives that were recognized in the current period.

Interest income increased $1,875,000 to $2,555,000 primarily due to increased investments in government obligations and other investments.

Interest expense decreased $2,977,000 to $11,440,000 primarily due to a reduction in accrued interest on proposed tax deficiencies, partially offset by changes in debt obligations and interest rates prevailing thereon.

Other-net expense increased $14,509,000 to $16,136,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers and higher bank fees and discounts on the sale of certain accounts receivable in the current period and the settlement of a lawsuit in the prior period.

The provision for income taxes increased by $2,714,000 to $3,298,000 while the income (loss) before the provIsion for income taxes decreased by $39,884,000 to a loss of $37,497,000 from income of $2,387,000. The increase in income tax is primarily due to a limitation on the recognition of income tax benefits on losses in the U.S.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1994 VS. SIX MONTHS ENDED SEPTEMBER 30, 1993

Power Generation Systems and Equipment's revenues increased $47,529,000 to $783,698,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies and reactor components to the U.S. Government. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products (other than nuclear fuel assemblies and reactor components), plant enhancement projects and replacement parts.

Power Generation Systems and Equipment's segment operating income decreased $7,383,000 to $16,068,000. The decrease was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers, and defense and space-related products (other than nuclear fuel assemblies and reactor components). There were also lower margins on replacement parts, and repair and alteration of existing fossil steam systems as well as a favorable warranty reserve adjustment recorded in the prior year. These decreases were partially offset by higher volume on fabrication and erection of fossil fuel steam and environmental control systems and higher volume and margins on nuclear fuel assemblies and reactor components for the U.S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $2,090,000 to $2,469,000 primarily due to a provision for loss on discontinuing a domestic joint venture.

Marine Construction Services' revenues increased $42,855,000 to $329,173,000 primarily due to the inclusion of DCC's revenues for the entire six months in the current period (DCC was acquired in June 1993) and higher volume in marine operations. These increases were partially offset by lower volume in fabrication operations.

Marine Construction Services' segment operating income (loss) decreased $21,530,000 to a loss of $10,073,000 from income of $11,457,000. The decrease was primarily due to higher operating expenses, lower volume and margins in fabrication operations, and lower operating results from DCC's operations. These decreases were partially offset by higher volume and margins in marine operations.

Marine Construction Services' equity in income of investees increased $235,000 to $1,661,000 primarily due to improved operating results of a Mexican joint venture, partially offset by losses in a Canadian joint venture.

General corporate expenses decreased $1,694,000 to $20,502,000 primarily due to timing of expenses and higher charges related to certain cost reduction initiatives in the prior period.

Interest income increased $2,786,000 to $5,013,000 primarily due to increased investments in government obligations and other investments.

Interest expense decreased $10,743,000 to $20,788,000 primarily due to a reduction in accrued interest on proposed tax deficiencies.

Other-net expense increased $13,879,000 to $19,610,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers and higher bank fees and discounts on the sale of accounts receivable in the current period, and the settlement of a lawsuit in the prior period.

The provision for income taxes increased by $1,346,000 to $4,031,000 while the loss before the provision for income taxes and cumulative effect of accounting changes increased by $29,424,000 to $45,762,000. The increase in income taxes is primarily due to a limitation on the recognition of income tax benefits on losses in the U.S.

Net loss decreased $69,468,000 to $50,305,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the current year and the cumulative effect of the accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items mentioned above.

Liquidity and Capital Resources

During the six months ended September 30, 1994, the Delaware Company's cash and cash equivalents decreased $25,669,000 to $21,695,000 and total debt increased $167,371,000 to $773,431,000, primarily from short-term borrowings of $167,527,000. During this period, the Delaware Company used cash of $131,846,000 in operating activities, $16,753,000 for the repurchase of Series B Preferred Stock to satisfy future sinking fund requirements,

$7,249,000 for cash dividends on the Delaware Company's preferred stocks and $42,316,000 for additions to property, plant and equipment. Increases in net contracts in progress and advance billings resulted primarily from the timing of billings and costs incurred on Power Generation Systems and Equipment segment contracts, both foreign and domestic.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of less than $3,000 per claim) has continued to rise. Claims paid during the three and six months ended September 30, 1994 were $30,107,000 and $61,557,000, respectively, including $3,013,000 and $4,907,000, respectively, applicable to insolvent insurers and $1,235,000 and $2,320,000, respectively, relating to the policy year 1979. As a result of the adoption of FASB Interpretation No. 39 (see Note 2 to consolidated financial statements), the Delaware Company has presented separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. At September 30, 1994, Accounts receivable-other includes receivables of $29,586,000 that have been billed to insurers for reimbursement of settled claims. In addition, the Delaware Company has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated product liability asbestos claim recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. The Delaware Company's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At September 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $142,304,000. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over the next 30 years. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment were $42,316,000 for the six months ended September 30, 1993 compared with $25,739,000 for the prior year and were incurred primarily to purchase a barge, which was formerly leased, for $15,010,000 and to maintain existing facilities.

At September 30, and March 31, 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000, under the terms of its agreement with a U.S. bank. The maximum sales limit available under the agreement, which expires on December 31, 1997 is $225,000,000.

At September 30 and March 31, 1994, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $208,418,000 and $204,699,000, respectively. Borrowings outstanding against these facilities at September 30 and March 31, 1994 were $134,688,000 and $15,519,000, respectively. In addition, The Babcock & Wilcox Company has available to it a $128,000,000 unsecured and committed revolving credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net
tangible assets exceed a certain level.   At September 30, 1994, The Babcock &
Wilcox Company had borrowings against this line of credit of $45,000,000.
There were no borrowings against this facility at March 31, 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,925,000 which expires on May 31, 1997. At September 30, 1994, borrowings outstanding against this facility were $3,358,000. There were no borrowings outstanding against this facility at March 31, 1994.

The Delaware Company maintains an investment portfolio, consisting primarily of corporate bonds, which is classified as available for sale under SFAS No. 115 (See Note 2 to the consolidated financial statements). The fair value of short-term investments at September 30, 1994 was $129,532,000 (amortized cost $131,108,000). The net unrealized loss on the current investment portfolio, net of income tax effect, was $1,025,000 at September 30, 1994.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. At September 30, 1994, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U.S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. No amounts were outstanding under this agreement at September 30 or March 31, 1994.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at September 30 or March 31, 1994.

As described in Note 5 to the consolidated financial statements, International plans to contribute substantially all of its marine construction assets and businesses (including those currently held by the Delaware Company) to a newly-formed company, J. Ray McDermott, S.A., in connection with the combination of McDermott International's marine construction businesses with those of Offshore Pipelines, Inc. When this transaction is completed, J. Ray McDermott, S.A. will be a subsidiary of International. In order to consummate the transaction, the Delaware Company will sell marine construction assets to International for approximately $230,000,000. After the sale, the proceeds will be held by the Delaware Company and will only be available to International subject to the covenant restrictions described above.

Working capital decreased to $103,935,000 at September 30, 1994 from $172,690,000 at March 31, 1994. During the remainder of fiscal year 1995, the Delaware Company expects to obtain funds to meet working capital and capital expenditure requirements from additional borrowings, if needed. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same for the three and six months ended September 30, 1994 and 1993.

The Delaware Company has provided a valuation allowance ($25,687,000 at September 30, 1994) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($775,177,000 at September 30, 1994) are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a)    Reports on Form 8-K

                     There were no current reports on Form 8-K filed during the three months ended September 30, 1994.



Signatures

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            McDERMOTT INCORPORATED
                                                  (REGISTRANT)





Date:  11/14/94                             By: /s/ Brock A. Hattox
                                                    (SIGNATURE)

                                                Brock A. Hattox
                                                Senior Vice President and
                                                Chief Financial Officer