Form 10-K405
period 1995-03-31
MCDERMOTT INC
filed 1995-06-26
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For the fiscal year ended March 31, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the transition period from ______________ to ______________
Commission File No. 1-4095

                             McDERMOTT INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              74-1032246
- --------------------------------------------------------------------------------
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)



1450 Poydras Street, New Orleans, Louisiana                     70112-6050
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

                                 Yes  /x/          No  / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   /X/

The aggregate market value of voting stock held by non-affiliates of the registrant was $177,695,131 as of April 26, 1995.

The number of shares of Common Stock, par value $1 per share, outstanding as of April 26, 1995 was 3,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement for action to be taken without a meeting of shareholders on August 8, 1995 is incorporated by reference into Part III of this report.

                    M c D E R M O T T  I N C O R P O R A T E D

                           I N D E X - F O R M  10 - K

                                                                                                         PAGE
                                                                                                         ----
                                                              PART I

Items 1. &  2. BUSINESS AND PROPERTIES

     A.   General                                                                                          1

     B.   Power Generation Systems and Equipment
              General                                                                                      3
              Foreign Operations                                                                           4
              Raw Materials                                                                                4
              Customers and Competition                                                                    4
              Backlog                                                                                      5
              Factors Affecting Demand                                                                     6

     C.   Marine Construction Services
              General                                                                                      7
              Foreign Operations                                                                           8
              Raw Materials                                                                                8
              Customers and Competition                                                                    8
              Backlog                                                                                      8
              Factors Affecting Demand                                                                     9

     D.   Patents and Licenses                                                                             9

     E.   Research and Development Activities                                                              9

     F.   Insurance                                                                                       10

     G.   Employees                                                                                       11

     H.   Environmental Regulations and Matters                                                           11

     I.   Transactions With Related Parties                                                               13

Item 3.       LEGAL PROCEEDINGS                                                                           14

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         15

                           I N D E X - F O R M  1 0 - K



                                                                                                         PAGE
                                                                                                         ----
                                   PART II
Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED SECURITY HOLDER MATTERS                                                             16

Item 6.       SELECTED FINANCIAL DATA                                                                     17

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              General                                                                                     18
              Fiscal Year 1995 vs. Fiscal Year 1994                                                       18
              Fiscal Year 1994 vs. Fiscal Year 1993                                                       20
              Effects of Inflation and Changing Prices                                                    21
              Liquidity and Capital Resources                                                             21

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA

              Report of Independent Auditors                                                              25
              Consolidated Balance Sheet - March 31, 1995 and 1994                                        26
              Consolidated Statement of Loss for the Three Fiscal
                 Years ended March 31, 1995                                                               28
              Consolidated Statement of Stockholder's Equity for the
                 Three Fiscal Years ended March 31,1995                                                   29
              Consolidated Statement of Cash Flows for the Three Fiscal
                 Years ended March 31, 1995                                                               30
              Notes to Consolidated Financial Statements                                                  32

Item 9.       DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                                                    61

                           I N D E X - F O R M  1 0 - K



                                                                                                         PAGE
                                                                                                         ----
                                    PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                              62

Item 11.  EXECUTIVE COMPENSATION                                                                          62

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                                                  62

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                  62



                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                                                                     63

Signatures                                                                                                65

                                 P A R T    I


Items 1. and 2.   BUSINESS AND PROPERTIES

A.  GENERAL

McDermott Incorporated was incorporated in 1946 as a successor to a business which had been providing construction services to the oil and gas industry since the 1920's. McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes McDermott Incorporated and J. Ray McDermott, S.A. ("JRM"). International's Common Stock, McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock and JRM's Common Stock and Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock are publicly traded.

On January 31, 1995, International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"), pursuant to an Agreement and Plan of Merger dated as of June 2, 1994, as amended (the "Merger Agreement"). In connection with the Merger, McDermott Incorporated sold a portion of its marine construction services business to International. The business sold included the fabrication and installation of marine pipelines and offshore structures and subsea production systems. The discussion set forth below under Items 1. and 2. describes the McDermott Incorporated's Marine Construction Services business segment as currently conducted after the sale.

Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries. "International" will be used to mean McDermott International, Inc., a Panama corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panama corporation, a majority owned subsidiary of International, and its consolidated subsidiaries; and "McDermott International" will be used to mean the consolidated enterprise.

The Delaware Company operates in two business segments:

       - Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy; and

       - Marine Construction Services, which supplies services for the offshore oil, natural gas and hydrocarbon processing industries and to other marine construction companies. Principal activities include design, engineering, procurement, fabrication and construction, and project and construction management. This segment also provides maintenance and construction services for a variety of marine vessels for both the inland and oceangoing shipping industries.

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

The following tables show revenues and operating income (loss) of the Delaware Company for the three fiscal years ended March 31, 1995 and do not include the operating results for the period after January 31, 1995 for the portion of the marine construction services business sold to International. See Note 16 to the consolidated financial statements for additional information with respect to the Delaware Company's business segments and operations in different geographic areas.

                                   REVENUES

                            (Dollars in Millions)


                                                         FOR FISCAL YEARS ENDED MARCH 31,
                                                1995                    1994                   1993
                                         -----------------       -----------------       ----------------
Power Generation Systems
   and Equipment                         $1,663.0      75%       $1,613.9     72%        $1,521.0     77%
Marine Construction Services(1)             560.0      25%          632.2     28%           449.1     23%
Intersegment Transfer
   Eliminations                               (.6)     --            (2.8)    --              (.5)    --
- -------------------------------------------------------------------------------------------------------------
Total                                    $2,222.4     100%       $2,243.3    100%        $1,969.6    100%
=============================================================================================================



                           OPERATING INCOME (LOSS)

                            (Dollars in Millions)

                                                         FOR FISCAL YEARS ENDED MARCH 31,
                                               1995                      1994                   1993
                                         --------------             --------------         --------------
Segment Operating Income (Loss):
  Power Generation Systems
    and Equipment                        $ 24.7    -- %             $ 57.5     87%         $ 68.5     95%
  Marine Construction Services(1)         (31.7)   -- %                8.4     13%            3.4      5%
- --------------------------------------------------------------------------------------------------------
Total Segment Operating
  Income (Loss)                            (7.0)   -- %               65.9    100%           71.9    100%
- --------------------------------------------------------------------------------------------------------

Equity in Income of Investees:
  Power Generation Systems
    and Equipment                           5.8     56%                8.6     95%            6.2     93%
  Marine Construction Services              4.5     44%                 .5      5%             .5      7%
- --------------------------------------------------------------------------------------------------------
Total Equity in Income
  of Investees                             10.3    100%                9.1    100%            6.7    100%
- --------------------------------------------------------------------------------------------------------

General Corporate Expenses                (44.9)   --                (43.0)   --            (40.1)   --
- --------------------------------------------------------------------------------------------------------

Total Operating Income (Loss)            $(41.6)   --               $ 32.0    -            $ 38.5    --
========================================================================================================

(1) See Note 2 to the consolidated financial statements regarding the sale of a portion of the marine construction business during fiscal year 1995 and
    Note 3 regarding the acquisition of Delta Catalytic Corporation during fiscal year 1994.

B.  POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. The segment supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. It is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. This segment provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. It also supplies air-cooled and condensing heat exchangers for the process and power industries.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power units and other independent power producing plants. It is participating in this market as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. Revenues from the U. S. Government related to this activity were approximately 14%, 13% and 13% of the Delaware Company's total revenues for fiscal years 1995, 1994 and 1993, respectively. This activity has made significant contributions to the operating income of the Delaware Company in all three fiscal years. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U.S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program. U.S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects in prior years, have negatively affected this segment's government operations.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U.S. and international markets, primarily from its Cambridge, Ontario location. Although no new contracts for nuclear steam generating systems have been awarded in the United States for a number of years, this facility was awarded contracts during fiscal years 1993 and 1995 valued at approximately $430,000,000 to supply replacement recirculating steam generators to four domestic utilities through fiscal year 1999. B&W also supplies field repair and refurbishment services to the Canadian and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Indianapolis, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, Canada. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income, respectively, follow:

                                     REVENUES                                  SEGMENT OPERATING INCOME
FISCAL YEAR                   AMOUNT          PERCENT                          AMOUNT           PERCENT
                                                        (Dollars in Thousands)
     1995                   $530,689            24%                           $37,469                -%

     1994                    372,474            17%                            31,577               48%

     1993                    243,394            12%                            11,556               16%

B&W primarily conducts its foreign business from its Cambridge, Ontario location, which also serves the United States market. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of less than majority-owned joint venture companies (equity investees) of International, principally located in China, Indonesia, India and Egypt.

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

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industrial institutions. The electric power generation industry (including government-owned utilities) accounted for approximately 41%, 36% and 29% of the Delaware Company's total revenues for fiscal years 1995, 1994 and 1993, respectively. U.S. Government business with this segment, excluding government-owned utilities, accounted for approximately 16%, 17% and 20% of the Delaware Company's total revenues for such periods.

Steam generating system orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign-based companies, specializing in steam generating systems, equipment and services, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

In regard to the Naval Reactors Program, B&W is the sole supplier of nuclear fuel assemblies and reactor components to the U. S. Navy. In May 1995, B&W was awarded new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design. B&W is the sole supplier to the U. S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1995 and 1994 for the Power Generation Systems and Equipment segment was $2,058,215,000 and $2,398,285,000 or approximately 84% and 85%, respectively, of the Delaware Company's backlog. Of the March 31, 1995 backlog, it is expected that approximately $1,012,915,000 will be recognized in revenues in fiscal year 1996, $528,242,000 in fiscal year 1997 and $517,058,000 thereafter, of which approximately 71% will be recognized in fiscal years 1998 through 2000. At March 31, 1995, this segment's backlog with the U. S. Government was $631,578,000 (of which $21,607,000 had not yet been funded), or approximately 26% of the Delaware Company's total backlog.

During fiscal year 1995, B&W was awarded a $155,000,000 contract from China National Machinery Import & Export Corporation to supply two 600-megawatt coal-fired boilers and auxiliary equipment for the Yangzhou Power Plant Project in Yangzhou City, The People's Republic of China. In addition, in fiscal year 1995, B&W was also awarded a $150,000,000 contract from Israel Electric Company to supply two 550-megawatt coal-fired boilers for the Rutenburg Station at Ashkelon, Israel. Also during fiscal year 1995, B&W was awarded a $150,000,000 contract from Commonwealth Edison Company of Chicago, Illinois to design, manufacture, and supply eight nuclear steam generators. In addition, during fiscal year 1995, B&W obtained a letter of award amounting to $100,000,000 for the engineering, procurement and construction of a power station in Pakistan's Punjab province. The plant will consist of one 480-megawatt oil-fired steam generator and a steam turbine generator.

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

FACTORS AFFECTING DEMAND

Electric utilities in Asia and the Middle East are active purchasers of large, new baseload generating units, due to the rapid growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. These newly-emerging economies need power and steam generating systems, equipment and services to build their industrial base.

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

The current competitive economic environment for the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer ordering large new baseload power plants and to defer repairs and refurbishments on existing plants. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and many will defer purchases of new equipment to comply with Phase II deadlines until after the turn of the century.

Steam generation equipment is purchased most frequently by firms in the energy-intensive industries, including pulp and paper, oil refining, chemicals and primary metals. In addition, environmental regulations have required the oil refining, pulp and paper, chemicals, and utility industries to invest in pollution control equipment, which has limited the investment available for additional steam generation capacity. These factors and the current economic environment have affected demand for industrial-related product lines and these markets are expected to remain very competitive.

With the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has been declining since the mid-1980's. However, B&W became the sole source provider of these assemblies in fiscal year 1991 and supplies nuclear fuel assemblies due to reload requirements. The backlog of orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components comprised a substantial portion of this segment's backlog with the U. S. Government at March 31, 1995 and this activity is expected to continue to be a significant, but declining, part of such backlog. Also, U.S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, in prior years, have negatively affected this segment's other government operations.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services, and the management of government owned facilities. Currently, B&W manages and operates a government owned facility at the Department of Energy's Idaho National Engineering Laboratory and beginning July 1, 1995, will participate in the management and operation of the Rocky Flats Environmental Technology Site near Denver, Colorado with six other companies.

C.   MARINE CONSTRUCTION SERVICES

GENERAL

In connection with the Merger of Offshore Pipelines, Inc. into JRM on January 31, 1995, the Delaware Company sold a portion of its marine construction services business to International. The discussion below describes the Delaware Company's Marine Construction Services segment as currently conducted after the sale.

The Marine Construction Services segment supplies design, engineering, procurement, fabrication and construction, and project and construction management services to the offshore oil and gas industry for all types of drilling and production operations and facilities. It also provides maintenance services and tool rental to energy related industries.
This segment's shipyard activities include complete maintenance and construction facilities for a variety of marine vessels, including barges, container ships, bulk carriers, and other specialized vessels. This segment's shipyard is located on approximately 58 acres of leased land near Morgan City, Louisiana.

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") in the first step in a two-step transaction. The Delaware Company and Delta Catalytic Corporation of Calgary, Alberta, have reached an agreement which accelerates from fiscal year 1997 to June 1995, the Delaware Company's purchase of the remaining portion of DCC. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

The Delaware Company owns a 49% interest in a joint venture, Universal Fabricators, Incorporated, whose activities include the fabrication and assembly of structures and equipment for offshore drilling and production operations and facilities, and is located in New Iberia, Louisiana.

The Delaware Company owns a 49% interest in a Mexican joint venture, Construcciones Maritimas Mexicanas, that operates 2 self-propelled combination derrick-pipelaying barges (1 capable of lifting 2,000 tons) and 1 pipelaying barge.

FOREIGN OPERATIONS

The amounts of Marine Construction Services' revenues, including intersegment revenues, and segment operating income (loss) derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income (loss), respectively, follow:

                            REVENUES               SEGMENT OPERATING INCOME (LOSS)
FISCAL YEAR           AMOUNT        PERCENT          AMOUNT             PERCENT
                                     (Dollars in Thousands)
     1995            $235,923         11%           $(12,752)             - %

     1994             238,656         11%              7,403              11%

     1993               3,100         - %               (745)             - %

The majority of the Delaware Company's foreign operations are conducted in Calgary, Alberta, Canada at DCC which was acquired in fiscal year 1994. See
Note 3 to the consolidated financial statements.

RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas, refining and petrochemical process, and inland and oceangoing shipping companies. Customers generally contract with this segment for the design, engineering, procurement, fabrication and construction and project management of specific platforms, pumping stations, marine pipelines, and production networks and the construction of marine vessels. Contracts are usually awarded on a competitive bid basis.

There are several companies which compete effectively with the Delaware Company in each of this segment's activities.

BACKLOG

As of March 31, 1995 and 1994, the Marine Construction Services' backlog amounted to $406,451,000 and $430,338,000 (including $148,913,000 relating to those businesses sold to International), or approximately 16% and 15%, respectively, of the Delaware Company's total backlog. Not included in backlog at March 31, 1995 and 1994 was backlog relating to contracts performed by unconsolidated joint ventures of $36,000,000 and $141,000,000 (including $113,000,000 relating to those businesses sold to International), respectively.

Backlog reflects the low level of this segment's U.S. markets and the sale of a portion of the Delaware Company's marine construction services business to International on January 31, 1995. Of the March 31, 1995 backlog, it is expected that approximately $208,483,000 will be recognized in revenues in fiscal year 1996, $103,635,000 in fiscal year 1997 and $94,333,000 thereafter.

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

Oil company capital exploration and production budgets in calendar year 1995 are moderately higher than 1994. Both domestic and international areas are expected to increase, although domestic will be at a slower rate of increase. World oil prices in calendar year 1994 were below those in 1993. This has had a negative impact on near term marine construction activities. World oil prices in calendar year 1995 are expected to be somewhat higher than those in 1994. The composite spot price for natural gas in the United States was substantially lower in calendar year 1994 than in 1993 and had continued to decline through May 1995. In addition, the capital and maintenance budgets of the oil and gas processing, refining and petrochemical process industries are also influenced by the prices of oil and natural gas.

This segment's markets are expected to remain at a low level in the U.S. during fiscal year 1996.

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

E.   RESEARCH AND DEVELOPMENT ACTIVITIES

The Delaware Company conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1995, 1994 and 1993, approximately $63,695,000, $67,695,000, and $60,996,000, respectively, was spent by the Delaware Company on research and development activities, of which approximately $44,240,000, $48,112,000, and $42,082,000, respectively, was paid for by customers of the Delaware Company. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications, primarily for the Power Generation Systems and Equipment segment. The Delaware Company's new multi-million dollar clean environment development facility in Alliance, Ohio was completed during fiscal year 1995. The facility was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 311 employees were engaged full time in research and development activities at March 31, 1995.

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

The Delaware Company's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to customers' property, the Delaware Company has obtained waivers of subrogation from its customers and its insurer and is generally named as an additional insured under its customers' nuclear property policy. To protect against liability from claims brought by third parties, the Delaware Company is insured under its customers' nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provisions of the Price-Anderson Act, as amended ("the Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where the Delaware Company provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

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

The insurance coverage of the Delaware Company for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from the Delaware Company's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

G.  EMPLOYEES

At March 31, 1995 the Delaware Company employed, under its direct supervision, approximately 16,000 persons compared with 19,400 (including approximately 2,000 employees related to the portion of the marine construction services business sold to International) at March 31, 1994. Approximately 4,600 employees were members of labor unions at March 31, 1995 as compared with approximately 4,900 at March 31, 1994. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, six contracts covering approximately 2,100 of B&W's hourly workers will expire. B&W expects to renew these contracts successfully, without incident. The Delaware Company considers its relationships with its employees to be satisfactory.

H.   ENVIRONMENTAL REGULATIONS AND MATTERS

Like other companies, the Delaware Company is subject to the existing and evolving standards relating to the environment. The Delaware Company's compliance with U. S. federal, state and local environmental protection regulations necessitated capital expenditures of $1,298,000 in fiscal year 1995, and it expects to spend another $4,490,000 on capital expenditures over the next five years. However, the Delaware Company cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $8,991,000 in fiscal year 1995 (excluding a provision for the decontamination and decommissioning relating to the closing of certain of its nuclear manufacturing facilities described below).

The Delaware Company has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. The Delaware Company has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to each site. Based on its relative contribution of waste to each site, the Delaware Company's share of the ultimate liability for the various sites is not expected to have a material effect on the Delaware Company's consolidated financial position.

Remediation projects have been or may be undertaken at certain of the Delaware Company's current and former plant sites, and, during fiscal year 1995, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and virtually all contaminated soil has been shipped to authorized disposal facilities. B&W is in the final stage of obtaining approval from the NRC to have the site released for unrestricted use.

During the March 1995 quarter, a decision was made to close certain nuclear manufacturing facilities and a provision of $41,724,000 for the decontamination, decommissioning, and the closing of these facilities was recognized immediately. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal year 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

The Department of Environmental Resources of the Commonwealth of Pennsylvania, ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently negotiating with PADER and expects to reach a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material effect on the consolidated financial statements of the Delaware Company.

The Delaware Company performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U. S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W provided financial assurance of approximately $11,000,000 during fiscal year 1995 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material adverse effect upon the consolidated financial position of the Delaware Company.

I.   TRANSACTIONS WITH RELATED PARTIES

The Delaware Company has material transactions occurring during the normal course of operations, including the sale of engineering and design services and the performance of certain general and administrative services, with International and other affiliated companies. The Delaware Company has also entered into various financial agreements with International and its subsidiaries, including a Stock Purchase and Sale Agreement. (See Note 6 to the consolidated financial statements.)

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

                                   P A R T  I I

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As a result of the plan of reorganization announced by the Delaware Company on October 28, 1982 and completed on March 15, 1983, all of the Delaware Company's outstanding Common Stock is owned by International and, consequently, there is no market for the Delaware Company's Common Stock. For restrictions on the Delaware Company's present or future ability to pay dividends, see Note 7 to the consolidated financial statements.

Item 6.     SELECTED FINANCIAL DATA

                                           FOR THE FISCAL YEARS ENDED MARCH 31,

                               1995               1994              1993              1992            1991
                               ----               ----              ----              ----            ----
                                                           (In thousands)
Revenues               $     2,222,390   $     2,243,366   $     1,969,622    $    2,309,408    $    2,221,602

Income (Loss)
 From Continuing
 Operations before
 Extraordinary Items
 and Cumulative
 Effect of Accounting
 Changes               $       (73,880)  $       (26,316)  $       (27,079)   $       29,857    $      (29,984)

Net Income
  (Loss)               $       (74,392)  $      (127,066)  $      (273,825)   $       26,489    $      (10,690)

Total Assets           $     3,386,429   $     3,500,726   $     2,345,658    $    2,464,818    $    2,653,404

Long-Term Debt         $       423,150   $       584,532   $       492,036    $      658,007    $      516,221

Redeemable
 Preferred Stocks              179,251           196,672           204,482           204,482           204,482
                       ---------------   ---------------   ---------------    --------------    --------------

       Total           $       602,401   $       781,204   $       696,518    $      862,489    $      720,703

See Note 1 to the consolidated financial statements regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995, Emerging Issues Task Force Issue No. 93-5 in fiscal year 1994 and SFAS No. 106 and SFAS No. 109 in fiscal year 1993. See Note 2 regarding the sale of a portion of the marine construction business to International in fiscal year 1995 and Note 3 regarding the acquisition of Delta Catalytic Corporation in fiscal year 1994. See Note 11 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims.

In fiscal year 1995, Loss before Cumulative Effect of Accounting Change included after tax charges of $30,218,000 for provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, and $8,832,000 for the reduction of estimated products liability asbestos claims recoveries from insurers. Also, in fiscal year 1995, after tax income included $16,631,000 for a reduction in accrued interest expense due to the settlement of outstanding tax issues. In fiscal years 1993 and 1992, Income (Loss) from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes included after tax gains from the sale of the Delaware Company's interest in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively.

All of the Common Stock of the Delaware Company is owned by International and, therefore, no per share data is shown above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A significant portion of the Delaware Company's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, the Delaware Company could be significantly affected by international factors, such as changes in foreign currency exchange rates. The Delaware Company's policy is to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements during contract negotiations. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The practice minimizes the impact of foreign exchange rate movements on the Delaware Company operating results.

During fiscal year 1995, the Delaware Company's Canadian operations contributed 34% to total revenues and $26,663,000 to operating income, reflecting increased activity at its Cambridge, Ontario location, principally due to the supply of replacement recirculating steam generators to domestic utilities and work for two government owned utilities located in the Far East.

FISCAL YEAR 1995 VS FISCAL YEAR 1994

Power Generation Systems and Equipment's revenues increased $49,063,000 to $1,663,017,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, nuclear fuel assemblies and reactor components for the U.S. Government, replacement nuclear steam generators, repair and alteration of existing fossil fuel steam systems, and operations and maintenance contracts for small power plants. These increases were partially offset by lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components), extended scope of supply and fabrication of industrial boilers, and replacement parts.

Power Generation Systems and Equipment's segment operating income decreased $32,836,000 to $24,691,000 due to provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility ($46,489,000) and a favorable warranty reserve adjustment recorded in the prior year ($11,000,000). Operating income increased due to lower operating expenses (including favorable workers compensation adjustments) and administrative expenses (including cost reduction initiatives); higher volume and margins on operations and maintenance contracts; and improved margins on plant enhancement projects. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers, lower volume on replacement parts, and lower margins on nuclear fuel assemblies and reactor components for the U.S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $2,779,000 to $5,856,000 primarily due to a provision for loss on discontinuing a domestic joint venture.

Backlog for this segment at March 31, 1995 was $2,058,215,000 compared to $2,398,285,000 at March 31, 1994. At March 31, 1995, this segment's backlog with the U. S. Government was $631,578,000 (of which $21,607,000 had not yet been funded). U.S. Government budget reductions have negatively affected this segment's government operations, and backlog at March 31, 1995 and 1994 reflects the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects in prior years. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

As discussed (see Item 1F - Insurance), provisions for estimated future costs for non-employee products liability asbestos claims have been recognized for financial reporting purposes during fiscal years 1994 and 1995 (see Notes 1 and 11 to the consolidated financial statements and the discussion of Other-net expense and Liquidity below). Inherent in the estimate of these liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

The current competitive economic environment for the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer ordering large new baseload power plants and to defer repairs and refurbishments on existing plants. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and many will defer the purchases of new equipment to comply with Phase II deadlines until the turn of the century. Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

Marine Construction Services' revenues decreased $72,292,000 to $559,950,000 primarily due to lower volume in domestic engineering, fabrication and marine operations, and shipyard operations. These decreases were partially offset by the inclusion of revenues of DCC, which was acquired in June 1993, for the full fiscal year. (See Note 2 to the consolidated financial statements concerning the sale of a portion of the marine construction services business to International on January 31, 1995.)

Marine Construction Services' segment operating income (loss) decreased $40,104,000 to a loss of $31,659,000 from income of $8,445,000 primarily due to unfavorable operating results from DCC's operations, higher operating expenses, lower margins from shipyard operations, and start-up costs associated with new shipbuilding activities. These decreases were partially offset by higher margins in domestic engineering.

Marine Construction Services' equity in income of investees increased $4,033,000 to $4,478,000 primarily due to improved operating results of its Mexican joint venture.

Backlog for this segment at March 31, 1995 was $406,451,000 as compared to $430,338,000 (including $148,913,000 relating to those businesses sold to International) at March 31, 1994. Not included in backlog at March 31, 1995 and 1994 was backlog relating to contracts performed by unconsolidated joint ventures of $36,000,000 and $141,000,000 (including $113,000,000 relating to those businesses sold to International), respectively.

Interest income increased $7,144,000 to $12,686,000 primarily due to higher interest rates on investments in government obligations and other investments.

Interest expense decreased $12,534,000 to $41,336,000, primarily due to a reduction of accrued interest on proposed tax deficiencies, partially offset by changes in debt obligations and interest rates prevailing thereon.

Other-net expense increased $23,938,000 to $33,004,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers, a litigation provision for the settlement of a lawsuit and foreign currency transaction losses in the current period.

Provision for (benefit from) income taxes decreased $30,304,000 to a benefit of $29,389,000 from a provision of $915,000 while loss before the benefit from income taxes and cumulative effect of accounting changes increased $77,868,000 to $103,269,000. The increase in the benefit from income taxes is due primarily to the increase in loss from operations.

Net loss decreased $52,674,000 to $74,392,000 reflecting the cumulative effect of the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the current year and the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items described above.

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

Power Generation Systems and Equipment's segment operating income decreased $11,018,000 to $57,527,000. This was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements, replacement parts, and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year. These decreases were partially offset by higher volume and margins on replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U.S. Government and higher volume on fabrication and erection of fossil fuel steam and environmental control systems. There were also lower general and administrative expenses, and lower warranty expense, primarily due to net favorable warranty reserve adjustments.

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

Other-net expense increased $6,829,000 to $9,066,000. The increase was primarily due to the inclusion of DCC's minority interest expense in the current period and gains on the sale of interests in two commercial nuclear joint ventures, all in the prior period.

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

The management of the Delaware Company is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

During fiscal year 1995, the Delaware Company's cash and cash equivalents decreased $26,350,000 to $21,014,000 and total debt increased $113,808,000 to $719,868,000, primarily from short-term borrowings of $130,811,000. During the same period, the Delaware Company used cash of $71,793,000 for additions to property, plant and equipment; $43,078,000 in operating activities; $17,182,000 for the repurchase of preferred stock to satisfy current and future sinking fund requirements; $16,707,000 for repayment of long-term debt; and $14,142,000 for cash dividends on the Delaware Company's preferred stocks.

The decrease in receivables reflects the sale of additional receivables to a U.S. bank. Higher payables are primarily due to the increased volume at B&W's Canadian operations. Increases in net contracts in progress and advance billings were primarily due to the timing of billings on B&W's Canadian contracts. Lower income taxes reflect payments made in Canada and changes to the domestic tax provision due to higher losses in U.S., and accrued interest includes a reduction of accrued interest expense of $26,300,000 resulting from the settlement of outstanding tax issues with the IRS.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $4,800 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1995 were $126,151,000, of which $111,163,000 has been recovered or is due from insurers. Accounts receivable-other includes receivables of $34,925,000 that are due from insurers for reimbursement of settled claims. During fiscal year 1995, the Delaware Company received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries and as a result, a loss of $14,478,000 related to the reduction of estimated product liability asbestos claim recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays and the amount of claims paid, for which insurance recovery is not probable have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment increased $9,143,000 to $71,793,000 (including $20,908,000 relating to the portion of the marine construction services business sold to International on January 31, 1995) in fiscal year 1995. While the majority of these expenditures were incurred to maintain and replace existing facilities and equipment, $15,010,000 was expended to purchase a barge which was formerly leased, and later sold to International. The Delaware Company has committed to make capital expenditures of approximately $9,059,000 during fiscal year 1996.

At March 31, 1995 and 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $175,000,000 and $170,000,000, respectively, under an agreement with a U.S. Bank. The maximum sales limit available under this agreement, which expires on December 31, 1997 is $225,000,000. (See Note 9 to the consolidated financial statements).

At March 31, 1995 and 1994, the Delaware Company and its subsidiaries had available to them various uncommitted short-term lines of credit from banks totalling $227,903,000 and $204,565,000, respectively. Borrowings against these lines of credit at March 31, 1995 and 1994 were $33,220,000 and $15,519,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1995 or 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,184,000 which expires on May 31, 1997. Borrowings outstanding against this facility at March 31, 1995 were $7,420,000. There were no borrowings against this facility at March 31, 1994.

The Delaware Company maintains an investment portfolio of government obligations and other investments which is classified as available for sale under SFAS No. 115 (See Note 13 to the consolidated financial statements). The fair value of short-term investments and the long-term portfolio at March 31, 1995 was $361,896,000 (amortized cost $361,794,000). The net unrealized gain on the current and long-term investment portfolio, net of income tax effect, was $52,000 at March 31, 1995. At March 31, 1995, the Delaware Company had obligations under short-term repurchase agreements totaling $105,690,000 secured by government obligations with a fair value of $105,066,000.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of the Delaware Company are subject to such restrictions. At March 31, 1995, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. There were no transactions under this agreement during fiscal year 1995.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at March 31, 1995 or 1994.

Working capital decreased to a deficit of $21,580,000 at March 31, 1995 from $160,166,000 at March 31, 1994. During 1996, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio and additional borrowings. On June 1, 1995, the Delaware Company repaid its 10.25% Notes in an aggregate principal amount of $150,000,000 from its short-term investment portfolio and additional borrowings from revolving lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in 1995 and 1994.

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

The Delaware Company has provided a valuation allowance ($13,852,000 at March 31, 1995) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($644,224,000 at March 31, 1995) in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
McDermott Incorporated

We have audited the accompanying consolidated balance sheet of McDermott Incorporated as of March 31, 1995 and 1994, and the related consolidated statements of loss, stockholder's equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott Incorporated at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has provided for estimated future costs for non-employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995, recoveries of products liability claims in 1994, and income taxes and postretirement benefits other than pensions in 1993.

                                                      ERNST & YOUNG LLP

New Orleans, Louisiana
May 24, 1995

                                                        MCDERMOTT INCORPORATED
                                                      CONSOLIDATED BALANCE SHEET
                                                       MARCH 31, 1995 AND 1994

                                                                ASSETS

                                                                             1995                     1994
                                                                             ----                     ----
                                                                                   (In thousands)
Current Assets:

  Cash and cash equivalents                                           $         21,014        $        47,364
  Short-term investments                                                       130,195                    989
  Accounts receivable - trade                                                  233,005                255,441
  Accounts receivable - other                                                   54,655                 86,362
  Accounts receivable from McDermott
     International, Inc.                                                        19,493                 11,428
  Insurance recoverable - current                                              111,188                110,200
  Contracts in progress                                                        223,262                214,649
  Inventories                                                                   61,714                 66,214
  Deferred income taxes                                                         74,643                 98,627
  Other current assets                                                           6,840                  7,887
- -------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                936,009                899,161
- -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                          15,580                 31,322
  Buildings                                                                    171,319                193,588
  Machinery and equipment                                                      488,373              1,158,693
  Property under construction                                                   30,217                 35,895
- -------------------------------------------------------------------------------------------------------------
                                                                               705,489              1,419,498
Less accumulated depreciation                                                  402,500                935,382
- -------------------------------------------------------------------------------------------------------------
           Net Property, Plant and Equipment                                   302,989                484,116
- -------------------------------------------------------------------------------------------------------------
Investments                                                                    231,701                130,121
- -------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                          750,219                876,846
- -------------------------------------------------------------------------------------------------------------
Investment in McDermott International, Inc.                                    605,242                610,392
- -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
  Assets of Purchased Businesses Less Accumulated
  Amortization of $90,923,000 at March 31, 1995
  and $84,170,000 at March 31, 1994                                            136,311                143,064
- -------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                          248,718                225,239
- -------------------------------------------------------------------------------------------------------------
Other Assets                                                                   175,240                131,787
- -------------------------------------------------------------------------------------------------------------
           TOTAL                                                      $      3,386,429        $     3,500,726
=============================================================================================================

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY                                          1995                     1994
                                                                              ----                     ----
Current Liabilities:
  Notes payable and current maturities of long-term debt              $        296,718        $        21,528
  Accounts payable                                                             132,799                141,412
  Accounts payable to McDermott
     International, Inc.                                                        51,789                 17,373
  Environmental and products liabilities - current                             133,280                122,361
  Accrued employee benefits                                                     83,078                 93,487
  Accrued interest                                                              23,456                 44,619
  Accrued liabilities - other                                                  105,304                109,844
  Advance billings on contracts                                                117,584                135,505
  U.S. and foreign income taxes                                                 13,581                 52,866
- -------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                           957,589                738,995
- -------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                 423,150                584,532
- -------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                  371,707                370,828
- -------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                         913,939              1,013,251
- -------------------------------------------------------------------------------------------------------------
Other Liabilities                                                              128,258                124,345
- -------------------------------------------------------------------------------------------------------------
Contingencies
- -------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
     at redemption value                                                        88,089                 88,089
  Series B $2.60 cumulative, $1.00 par value;
     at redemption value                                                        91,162                108,583
- -------------------------------------------------------------------------------------------------------------
           Total Redeemable Preferred Stocks                                   179,251                196,672
- -------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
     authorized and issued, 3,600 shares outstanding                                 4                      4
  Capital in excess of par value                                               620,981                589,085
  Deficit                                                                     (193,341)              (104,859)
  Minimum pension liability                                                        (39)                  (620)
  Currency translation adjustments                                             (15,070)               (11,507)
- -------------------------------------------------------------------------------------------------------------
           Total Stockholder's Equity                                          412,535                472,103
- -------------------------------------------------------------------------------------------------------------

  TOTAL                                                               $      3,386,429        $     3,500,726
=============================================================================================================

                             McDERMOTT INCORPORATED
                         CONSOLIDATED STATEMENT OF LOSS
                 FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                                                              1995              1994               1993
                                                              ----              ----               ----
                                                                             (In thousands)
Revenues                                               $      2,222,390   $      2,243,366      $     1,969,622
- ---------------------------------------------------------------------------------------------------------------
 Costs and Expenses:
   Cost of operations (before depreciation
     and amortization)                                        2,031,884          1,985,589            1,707,886
  Depreciation and amortization                                  66,104             66,825               82,597
  Selling, general and
     administrative expenses                                    176,351            168,039              147,321
- ---------------------------------------------------------------------------------------------------------------
                                                              2,274,339          2,220,453            1,937,804
- ---------------------------------------------------------------------------------------------------------------
                                                                (51,949)            22,913               31,818
Equity in Income of Investees                                    10,334              9,080                6,655
- ---------------------------------------------------------------------------------------------------------------
   Operating Income (Loss)                                      (41,615)            31,993               38,473
- ---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                12,686              5,542                6,272
  Interest expense                                              (41,336)           (53,870)             (75,145)
  Other-net                                                     (33,004)            (9,066)              (2,237)
- ---------------------------------------------------------------------------------------------------------------
                                                                (61,654)           (57,394)             (71,110)
- ---------------------------------------------------------------------------------------------------------------
Loss before Provision for (Benefit from)
  Income Taxes, Extraordinary Items and
  Cumulative Effect of Accounting Changes                      (103,269)           (25,401)             (32,637)
Provision for (Benefit from) Income Taxes                       (29,389)               915               (5,558)
- ---------------------------------------------------------------------------------------------------------------
Loss before Extraordinary Items and Cumulative
  Effect of Accounting Changes                                  (73,880)           (26,316)             (27,079)
Extraordinary Items                                                 -                 -                 (10,431)
Cumulative Effect of Accounting Changes                            (512)          (100,750)            (236,315)
- ---------------------------------------------------------------------------------------------------------------
Net Loss                                               $        (74,392)  $       (127,066)     $      (273,825)
===============================================================================================================

See accompanying notes to consolidated financial statements. Significant related party transactions are disclosed in Note 6.

                            MCDERMOTT INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
               FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                                                Capital         Retained          Minimum         Currency           Total
                                Common        in Excess         Earnings          Pension        Translation    Stockholder's
                               Stock(1)     of Par Value        (Deficit)        Liability       Adjustments        Equity
                               ----------------------------------------------------------------------------------------------
Balance March 31, 1992          $    4      $    356,802    $     327,636      $   (1,160)     $        291     $     683,573
Net loss                                                         (273,825)                                           (273,825)
Preferred stock dividends                                         (15,885)                                            (15,885)
Minimum pension liability                                                           1,155                               1,155
Translation adjustments                                                                              (5,527)           (5,527)
- -----------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1993               4           356,802           37,926              (5)           (5,236)          389,491
- -----------------------------------------------------------------------------------------------------------------------------
Capital contributions from
  McDermott International,
   Inc.
    Cash                                         100,000                                                              100,000
    Investments, including
      accrued interest                           132,283                                                              132,283
Net loss                                                         (127,066)                                           (127,066)
Preferred stock dividends                                         (15,719)                                            (15,719)
Minimum pension liability                                                            (615)                               (615)
Translation adjustments                                                                              (6,271)           (6,271)
- -----------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1994               4           589,085         (104,859)           (620)          (11,507)          472,103
- -----------------------------------------------------------------------------------------------------------------------------
Adoption of SFAS 115                                               (1,480)                                             (1,480)
Sale of marine construction
  services business
  to International                               29,015                                                                29,015
Redemption of preferred
  shares                                            239                                                                   239
Tax benefit on exercise of
  stock options                                   2,642                                                                 2,642
Net loss                                                          (74,392)                                            (74,392)
Preferred stock dividends                                         (14,142)                                            (14,142)
Minimum pension liability                                                             581                                 581
Net unrealized gain on
  investments                                                       1,532                                               1,532
Translation adjustments                                                                              (3,563)           (3,563)
- -----------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995          $    4      $    620,981    $    (193,341)     $      (39)     $    (15,070)    $     412,535
=============================================================================================================================

(1) There were 3,600 common shares outstanding at March 31, 1995, 1994, and 1993 consisting of 3,000 voting shares entitled to 12,000 votes per share and 600 non-voting shares.

See accompanying notes to the consolidated financial statements.

                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                1995             1994               1993
                                                                ----             ----               ----
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $ (74,392)        $(127,066)         $  (273,825)
- ----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                                66,104            66,825               82,597
  Gain on sale and disposal of assets                          (1,527)             (904)             (24,452)
  Cumulative effect of accounting changes                         512           100,750              236,315
  Extraordinary items                                               -                 -               10,431
  Provision for deferred taxes                                  1,869               746                1,379
  Other                                                         3,001               327                1,837
  Changes in assets and liabilities, net of effects
    of acquisition and divestitures:
    Accounts receivable                                        20,425           (13,571)              46,296
    Accounts payable                                           44,345             8,361                5,369
    Inventories                                                   788             1,738                9,720
    Net contracts in progress and advance billings            (33,044)           29,470               53,206
    Income taxes                                              (48,989)            4,215              (75,355)
    Accrued interest                                          (21,163)           (7,666)             (52,931)
    Accrued liabilities                                         3,497           (41,631)               5,253
    Other, net                                                 16,333             8,682              (37,269)
Proceeds from insurance for products liability claims         105,314           103,994              106,252
Payments of products liabilities claims                      (126,151)         (112,271)             (94,304)
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                 (43,078)           21,999                  519
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation                          -           (28,249)                  -
Proceeds from sale and disposal of assets                      13,171             3,712               64,048
Purchases of property, plant and equipment                    (71,793)          (62,650)             (57,667)
Net purchases of short-term investments
  and government obligations                                      (96)             (497)                (474)
Purchases of government obligations, under reverse
  repurchase agreements with affiliates                             -          (674,203)          (6,033,975)
Sales of government obligations, under reverse
  repurchase agreements with affiliates                             -           753,063            6,102,052
Proceeds from redemption of International stock                 2,500             2,500                2,500
Investment in equity investees                                (10,190)             (979)              (2,549)
Other                                                             (49)                 -                  -
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                  (66,457)           (7,303)              73,935
- ----------------------------------------------------------------------------------------------------------------

                                                                       Continued

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               1995            1994             1993
                                                               ----            ----             ----
                                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                   $(16,707)       $(207,646)        $(105,463)
Issuance of long-term debt                                         -           92,841            89,000
Increase (decrease)  in short-term borrowing                 130,811           (4,580)                -
Dividends paid                                               (14,142)         (15,719)          (15,885)
Capital contribution from International                            -          100,000                 -
Redemption of preferred stock                                (17,182)          (7,810)                -
Other                                                            (75)           5,034            (1,656)
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                   82,705         (37,880)          (34,004)
- -----------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                          480          (1,001)             (324)
- ----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (26,350)        (24,185)           40,126
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                      47,364          71,549            31,423
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                   $  21,014       $  47,364         $  71,549
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                      $  62,623       $  61,539         $ 128,079
  Income taxes (net of refunds)                             $ (11,705)      $   3,483         $  68,372
================================================================================================================

See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

- --------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McDermott Incorporated and all subsidiaries. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1995.

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

Changes in Accounting Policies

Products Liabilities - As a result of the consensus reached on Emerging
Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which until fiscal year 1994 had been the Delaware Company's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third quarter of fiscal year 1994, and effective April 1, 1993, the Delaware Company adopted this provision of EITF Issue No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers was not determined to be probable. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000). The adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in pretax Loss before Cumulative Effect of Accounting Change of $19,947,000 ($12,168,000, net of tax) in fiscal year 1994, as costs in fiscal year 1994 that would have been recognized under the Delaware Company's prior practice were included in the cumulative effect of the accounting change (see Note 11). Prior to the adoption of EITF Issue No. 93-5, the Delaware Company had not made calculations in similar detail to those required to adopt EITF Issue No. 93-5 and determined at the time of adoption of EITF Issue No. 93-5 that it was not practical to do so retroactively. Events giving rise to the liability for non-employee product liability asbestos claims occurred prior to 1987 and the Delaware Company had concluded in all earlier periods, based upon information then currently available, that is was adequately insured against future non-employee products liability asbestos claims. Therefore, because the amounts were not available and because of the inherent complexities in making reliable determinations at an earlier point in time consistent with the methods used in the April 1, 1993 determination, pro forma amounts reflecting the retroactive application of the accounting change for fiscal year 1993 are not presented.

During the first quarter of fiscal year 1995, the Delaware Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 39, which required the Delaware Company to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the years ended March 31, 1994 and 1993 have been restated to conform to the March 31, 1995 presentation. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, the Delaware Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $512,000 (net of income taxes of $287,000). Other than the cumulative effect, the accounting change had no material effect on the results of continuing operations of fiscal year 1995. Prior to April 1, 1994, the Delaware Company recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

Postretirement Health Care Benefits - Effective April 1, 1992, the Delaware Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In accordance with the Statement, the Delaware Company elected immediate recognition of its transition obligation and recorded $240,042,000 (net of income tax benefit of $136,228,000) as the cumulative effect of an accounting change. In fiscal year 1993, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in an increase in Loss before Extraordinary Items and Cumulative Effect of Accounting Changes of $4,460,000.

Investments - Effective April 1, 1994, the Delaware Company adopted SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after April 1, 1994. The adoption of SFAS No. 115 resulted in a decrease in the opening balance of stockholder's equity of $1,480,000 to reflect the net unrealized holding losses on the Delaware Company's investment securities which were previously carried at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

At March 31, 1995, the Delaware Company had investments in government obligations and other debt securities. These investments are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder's equity. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities available for current operations are classified in the balance sheet as current assets while securities held for long-term investment purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Income Taxes - Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which was adopted effective April 1, 1992. The cumulative effect of the accounting change on prior years at April 1, 1992 was a benefit of $3,727,000. Other than the cumulative effect, the accounting change had no material effect on fiscal year 1993.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U. S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $(384,000), $1,695,000, and ($47,000) for fiscal years 1995, 1994 and 1993, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. There are no unbilled revenues which will not be billed. Provisions are made currently for all known or anticipated losses. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $46,717,000 and $51,337,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1995 and 1994, respectively.

                                                                             1995                    1994
                                                                        --------------          -------------
                                                                                   (In thousands)
Included in Contracts in Progress are:

Costs Incurred less costs of revenue recognized                         $       24,853          $      85,411

Revenues recognized less billings to customers                                 198,409                129,238
- -------------------------------------------------------------------------------------------------------------

Contracts in Progress                                                   $      223,262          $     214,649
=============================================================================================================

Included in Advance Billings on Contracts are:

Billings to customer less revenues recognized                           $      144,430          $     148,430

Costs incurred less cost of revenue recognized                                 (26,846)               (12,925)
- -------------------------------------------------------------------------------------------------------------

Advance Billings on Contracts                                           $      117,584          $     135,505
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

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                               1995                  1994
                                                                        --------------          --------------
                                                                                     (In thousands)
Retainages                                                              $       51,393          $       69,668
==============================================================================================================
Retainages expected to be collected after one year                      $       41,355          $       39,370
==============================================================================================================

Of its long-term retainages at March 31, 1995, the Delaware Company anticipates collection as follows: $23,790,000 in fiscal year 1997, $15,768,000 in fiscal year 1998, $284,000 in fiscal year 1999 and $1,513,000 in fiscal year 2000.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in-first-out (LIFO) method is used. The cost of approximately 18% and 22% of total inventories was determined using the LIFO method at March 31, 1995 and 1994, respectively. Consolidated inventories at March 31, 1995 and 1994 are summarized below:

                                                                              1995                    1994
                                                                        --------------          --------------
                                                                                    (In thousands)
Raw Materials and Supplies                                              $       36,579          $       40,281
Work in Progress                                                                15,341                  17,566
Finished Goods                                                                   9,794                   8,367
- --------------------------------------------------------------------------------------------------------------
                                                                        $       61,714          $       66,214
==============================================================================================================

Warranty Expense

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems and Equipment segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs

The Delaware Company accrues for future decommissioning and decontamination of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission ("NRC"). Such accruals are based on the estimated cost of those activities over the economic useful life of each facility, which is estimated at 40 years.

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $19,455,000, $19,583,000 and $18,914,000 in fiscal years 1995, 1994 and 1993, respectively. In addition, expenditures on research and development activities of approximately $44,240,000, $48,112,000 and $42,082,000 in fiscal years 1995,
1994 and 1993, respectively, were paid for by customers of the Delaware Company.

Depreciation, Maintenance and Repairs

Property, plant and equipment is depreciated on the straight-line method, using estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred.

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over forty years and the acquisition of Delta Catalytic Corporation (See Note 3) which is being amortized on a straight-line basis over ten years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of Interest Cost

In fiscal years 1995, 1994 and 1993, total interest cost incurred was $43,919,000, $55,187,000 and $76,808,000, respectively, of which $2,583,000,
$1,317,000 and $1,663,000, respectively, was capitalized.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized by the Delaware Company to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

NOTE 2 - SALE OF MARINE CONSTRUCTION SERVICES BUSINESSES

In connection with the merger of Offshore Pipelines, Inc. into J. Ray McDermott, S.A, a subsidiary of International, on January 31, 1995, the Delaware Company sold a portion of its marine construction services business having a net book value of $187,622,000 (which includes property, plant and equipment of $190,780,000) to International and received marketable securities having an aggregate fair value of $230,173,000. The excess of the sales price over the net book value of net assets sold to International of $29,015,000 (net of tax of $13,536,000) has been included in Capital in Excess of Par Value.

Revenues and operating income of the portion of the marine construction services business sold were as follows:

                                                                   1995             1994             1993
                                                                   ----             ----             ----
                                                                               (In thousands)
Revenues                                                      $     243,959    $     295,125    $     320,356

Operating income                                              $       7,324    $      22,752    $      10,502

NOTE 3 - ACQUISITION OF DELTA CATALYTIC CORPORATION

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000. The Delaware Company has reached an agreement to purchase the remaining portion of DCC in fiscal year 1996. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized over a period of 10 years. The operating results have been included in the Consolidated Statement of Loss from the acquisition date. A summary of the purchase price allocation follows:

                                                                                                (In thousands)
Net Working Capital                                                                        $         10,531
Excess of Cost Over Fair Value of Net Assets
   of Purchased Business                                                                             17,170
Net Property, Plant and Equipment                                                                    14,887
Other Non-Current Liabilities, Net                                                                  (14,339)
- -----------------------------------------------------------------------------------------------------------
   Total                                                                                   $         28,249
===========================================================================================================

The following unaudited results of operations assume the acquisition of DCC had occurred as of the beginning of the periods presented:

                                                                             FISCAL YEAR ENDED
                                                                      3/31/94                 3/31/93
                                                                      -------                 -------
                                                                                 (Unaudited)
                                                                               (In thousands)
Revenues                                                          $      2,312,853       $      2,470,392
Loss from Continuing Operations before
 Extraordinary Items and Cumulative Effect
 of Accounting Changes                                            $        (25,989)      $        (26,635)
Net Loss                                                          $       (126,739)      $       (273,381)


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of DCC been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE 4 - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in entities which are accounted for on the equity method were $35,524,000 and $27,695,000 at March 31, 1995 and 1994, respectively.
Transactions with entities for which investments are accounted for on the equity method included sales to ($5,693,000, $5,443,000 and $5,909,000 in fiscal years 1995, 1994 and 1993, respectively) and purchases from ($195,000, $3,510,000 and
$330,000 in fiscal years 1995, 1994 and 1993, respectively) these entities. Dividends received from unconsolidated investees were $9,681,000. $5,749,000 and $4,083,000 in fiscal years 1995, 1994 and 1993, respectively. Undistributed earnings in unconsolidated affiliates were $11,339,000 and $8,731,000, respectively, at March 31, 1995 and 1994.

On March 30, 1993, the Delaware Company sold its remaining interests in its B&W Fuel Company and B&W Nuclear Service Company for $10,150,000 and $32,440,000, respectively. Included in Other-net were gains on the sales of $23,968,000 in fiscal year 1993.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities (25% to 50% owned) are presented below:

                                                                             1995                       1994
                                                                             ----                       ----
                                                                                    (In thousands)
Current Assets                                                          $      103,941            $     70,342
Non-Current Assets                                                             341,425                 254,386
- --------------------------------------------------------------------------------------------------------------
     Total Assets                                                       $      445,366            $    324,728
==============================================================================================================

Current Liabilities                                                     $      79,817             $     69,373
Non-Current Liabilities                                                       269,173                  165,885
Owners' Equity                                                                 96,376                   89,470
- --------------------------------------------------------------------------------------------------------------
Total Liabilities and Owners'
     Equity                                                             $     445,366             $    324,728
==============================================================================================================

                                                     1995                    1994                     1993
                                                     ----                    ----                     ----
                                                                         (In thousands)
Revenues                                       $      221,438           $     147,394             $    60,519
Gross Profit                                   $       67,116           $      23,253             $    39,473
Income before Provision
  for  Income Taxes                            $       32,729           $      13,117             $    14,094
Provision for Income Taxes                              3,581                   2,672                     410
- -------------------------------------------------------------------------------------------------------------
  Net Income                                   $       29,148           $      10,445             $    13,684
=============================================================================================================

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1995 and 1994 were as follows:

                                                                                 1995                1994
                                                                                 ----                ----
                                                                                       (In thousands)
Deferred tax assets:
  Accrued warranty expense                                                    $     12,796        $   11,745
  Accrued vacation pay                                                               8,574             9,726
  Accrued liabilities for self-insurance (including
     postretirement health care benefits)                                          167,454           188,278
  Accrued liabilities for executive and
    employee incentive compensation                                                 16,103            14,145
  Accrued interest on proposed tax deficiencies                                      4,071            11,874
  Long-term contracts                                                                  -              29,957
  Investments in joint ventures and affiliated companies                             7,317             7,111
  Environmental and products liabilities                                           410,588           442,241
  Other                                                                             31,173            31,776
- ------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                      658,076           746,853
  Valuation allowance for deferred
    tax assets                                                                     (13,852)          (10,239)
- ------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                                     644,224           736,614
- ------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Property, plant and equipment                                                     29,006            79,779
  Prepaid pension costs                                                             94,834            89,215
  Investments in joint ventures and affiliated companies                            27,346            28,056
  Insurance recoverable                                                            336,429           384,948
  Other                                                                              7,429             2,197
- ------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                               495,044           584,195
- ------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                 $    149,180      $    152,419
============================================================================================================

Loss before provision for (benefit from) income taxes, extraordinary items and cumulative effect of accounting changes was as follows:

                                                                 1995                1994             1993
                                                                 ----                ----             ----
                                                                                (In thousands)
U. S.                                                    $     (120,005)      $    (57,555)     $    (40,004)
Other than U. S.                                                 16,736             32,154             7,367
- ------------------------------------------------------------------------------------------------------------
                                                         $     (103,269)      $    (25,401)     $    (32,637)
============================================================================================================

The provision for (benefit from) income taxes consists of:

                                                                 1995               1994               1993
                                                                 ----               ----               ----
                                                                                (In thousands)
Current:
  Federal                                                $      (36,266)      $    (15,083)     $     (9,636)
  State and local                                                (4,405)             1,804               630
  Foreign                                                         9,413             13,448             2,069
- ------------------------------------------------------------------------------------------------------------
     Total current                                              (31,258)               169            (6,937)
- ------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                           916              1,268              (289)
  State and local                                                 2,776             (4,392)            1,115
  Foreign                                                        (1,823)             3,870               553
- ------------------------------------------------------------------------------------------------------------
     Total deferred                                               1,869                746             1,379
- ------------------------------------------------------------------------------------------------------------
     Provision for (Benefit from) Income Taxes           $      (29,389)      $        915      $     (5,558)
============================================================================================================

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                                 1995              1994                 1993
                                                                PERCENT           PERCENT              PERCENT
                                                               --------           -------              -------
Statutory federal tax rate                                      (35.0)            (35.0)               (34.0)
State and local income tax effect                                (0.6)              0.8                  3.5
Foreign operations                                                1.9              15.3                  2.8
Excess of cost over fair value of net assets
   of The Babcock & Wilcox Company                                2.3               8.7                  5.3
Non-deductible business expenses                                  1.2               3.0                  2.5
Dividends from affiliates                                         1.8               7.4                  5.8
Tax benefit of NOL utilization                                     -                 -                  (4.6)
Minority interest                                                (0.5)              3.3                  1.0
Other                                                             0.4               0.1                  0.7
- ------------------------------------------------------------------------------------------------------------
Effective Income Tax Rate                                       (28.5)              3.6                (17.0)
============================================================================================================

Undistributed earnings of consolidated foreign subsidiaries amounted to approximately $56,800,000 at March 31, 1995. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state and local income taxes has been provided. Upon distribution of those earnings, the Delaware Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdictions. The unrecognized deferred income tax liability is estimated to be approximately $22,100,000. Withholding taxes of $5,300,000 would be payable upon remittance of all previously unremitted earnings at March 31, 1995.

During fiscal year 1995, a settlement was reached with the Internal Revenue Service ("IRS") concerning the Delaware Company's U.S. income tax liability for the fiscal years ended March 31, 1983 through March 31, 1986 disposing of all U.S. Federal income tax issues for those years.

A settlement was also reached for the fiscal years ended March 31, 1987 and March 31, 1988 disposing of all U.S. Federal income tax issues for those years and is pending approval by the joint committee of taxation. These settlements resulted in a reduction in accrued interest expense of $26,300,000. The IRS has issued notices for fiscal years ended March 31, 1989 and March 31, 1990 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Delaware Company has material transactions with International and its other subsidiaries occurring in the normal course of operations. Transactions which are included in the Delaware Company's revenues include the sales of engineering and design services and fabrication services ($13,257,000, $7,415,000, and $45,832,000 in fiscal years 1995, 1994 and 1993 respectively) and the leasing of equipment ($4,215,000, $16,107,000, and $25,195,000, in fiscal years 1995, 1994 and 1993, respectively). Other transactions include the allocation of general and administrative and other costs to International ($7,309,000, $8,491,000 and $8,304,000 in fiscal years 1995, 1994 and 1993, respectively), placing certain insurance coverage (at prices determined on an annual basis of $28,024,000, $24,582,000, and $18,096,000 in fiscal years 1995, 1994 and 1993, respectively)
through commercial insurance carriers which in turn substantially reinsure such exposure to a wholly-owned subsidiary of International, and the management of certain of the investments of the Delaware Company and its pension plans by a wholly-owned subsidiary of International for which the Delaware Company paid fees of $2,949,000, $2,528,000 and $2,451,000 in fiscal years 1995, 1994 and
1993, respectively.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc., ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. At March 31, 1995 and 1994, there were no obligations outstanding under the agreement. Interest income recognized from these reverse repurchase agreements was $560,000 and $3,545,000 for fiscal years 1994 and 1993, respectively.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000. There were no borrowings against this agreement at March 31, 1995 or 1994.

At March 31, 1994, property, plant and equipment and accumulated depreciation included $376,266,000 and 270,813,000, respectively, of marine equipment which was leased by the Delaware Company to International. In fiscal year 1995, the equipment was sold to International in connection with the merger of Offshore Pipelines, Inc. into J. Ray McDermott, S.A.

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

In order to preserve the Delaware Company's right to the undistributed earnings and provide for the distribution of such earnings to the Delaware Company should either the Delaware Company or International elect not to keep these earnings invested with International, the Delaware Company retained its ownership of 100,000 shares of International Common Stock, received 100,000 shares of International Series A Participating Preferred Stock and 100,000 shares of International Series B Non-Voting Preferred Stock, and entered into a stock purchase and sale agreement with International (the "Intercompany Agreement"). Both Series A and Series B Preferred Stocks have certain rights in the event of liquidation of International. Series B Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed by International each year at $250 per share. Such redemption began in November 1992. The Series A and Series B Preferred Stocks are entitled to annual per share dividends of $10 (but no more than ten times the amount of per share dividends paid by International on its Common Stock) and $20, respectively, and such dividends are cumulative to the extent not paid. Shares of Series A Preferred Stock are also entitled to additional dividends whenever dividends in excess of $3 per International Common Share are declared in any fiscal year. Dividends and proceeds from redemption of Series B Preferred Stock received from International have been accounted for as a reduction of the Delaware Company's investment in International.

Pursuant to the Intercompany Agreement, the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. If a unit is sold to International upon the Delaware Company's exercise of its right to sell under the Intercompany Agreement, the purchase price of such unit will be 90% of the then current value of the unit (the "current unit value"). If a unit is sold to International pursuant to an exercise by International of its right to purchase under the Intercompany Agreement, the purchase price of such unit will be 110% of the current unit value. At April 1, 1995, the current unit value was $2,649 and the aggregate current unit value for the Delaware Company's 100,000 units was $264,880,000. Both parties intend to preserve the Delaware Company's right to the undistributed earnings by not exercising any rights under the Intercompany Agreement that would result in a loss to the Delaware Company. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

The Delaware Company maintains the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan that includes a cash or deferred arrangement. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants, and may be made, at the discretion of the Delaware Company, in cash or in common stock of International. When monthly employer contributions are made in stock, the Delaware Company pays cash to International and shares of common stock are issued to the Thrift Plan from the authorized but unissued share capital of International. The number of such shares is determined based on the closing price on the last business day of the month as reported on the New York Stock Exchange Composite Tape with fractional shares paid in cash. During fiscal years 1995, 1994 and 1993, respectively, 312,883, 300,391 and 347,054 shares were purchased by the Delaware Company for $7,713,000, $7,984,000 and $7,989,000.

Certain officers and employees of the Delaware Company participate in certain benefit plans which involve the issuance of International Common Stock.

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                     1995                       1994
                                                                                ----                       ----
                                                                                          (In thousands)
Unsecured Debt:

  Series A Medium-Term Notes (maturities ranging
    from 2 to 8 years; interest at
    various rates ranging from 7.92% to 9.00%)                             $      75,000            $      75,000
  Series B Medium-Term Notes (maturities ranging
    from 3 to 28 years; interest at
    various rates ranging from 6.50% to 8.75%)                                   101,000                  101,000
  9.375% Notes due 2002 ($225,000,000 face value)                                224,482                  224,432
  10.25% Notes due June 1, 1995                                                  150,000                  150,000
  Other notes payable through 2009 (interest at
    various rates ranging to 6.80%)                                               17,700                   17,840

Secured Debt:
  Other notes payable through 2012 and
    capitalized lease obligations                                                  5,356                   22,269
- -----------------------------------------------------------------------------------------------------------------
                                                                                 573,538                  590,541
Less: Amounts due within one year                                                150,388                    6,009
- -----------------------------------------------------------------------------------------------------------------

                                                                           $     423,150            $     584,532
=================================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                             3/31/95                      3/31/94
                                                                             -------                      -------
Short-term lines of credit:
  Unsecured                                                            $      40,640                $      15,519
Repurchase Agreements                                                        105,690                           -
Current Maturities of long-term debt                                         150,388                        6,009
- -----------------------------------------------------------------------------------------------------------------
                                                                       $     296,718                $      21,528
=================================================================================================================

Weighted average interest rate on short-term borrowings                        7.15%                         4.45%
=================================================================================================================

The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes, contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1995 are as follows: 1996 - $150,388,000; 1997 - $384,000; 1998 -
$45,201,000; 1999 - $27,165,000; 2000 - $165,000.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. At March 31, 1995, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than the current dividends on existing preferred stock.

Pursuant to its right of redemption, on March 31, 1993, the Delaware Company deposited cash into trusts for the purpose of redeeming its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures, and 10.20% Sinking Fund Debentures. These redemptions resulted in an extraordinary loss of $2,429,000 (net of income tax benefit of $1,252,000), in fiscal year 1993. Also on March 31, 1993, pursuant to its redemption option, the Delaware Company provided for the loss associated with the redemption and extinguishment of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $7,392,000 (net of income tax benefit of $3,808,000). Additionally, during October 1992, the Delaware Company repurchased $10,600,000 aggregate principal amount of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $610,000 (net of income tax benefit of $314,000).

At March 31, 1995 and 1994, the Delaware Company and its subsidiaries had available to them various uncommitted short-term lines of credit from banks totalling $227,903,000 and $204,699,000, respectively. Borrowings against these lines of credit at March 31, 1995 and 1994 were $33,220,000 and $15,519,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1995 or 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,184,000 which expires on May 31, 1997. Borrowings outstanding against this facility at March 31, 1995 were $7,420,000. There were no borrowings against this facility at March 31, 1994.

The Delaware Company obligations under short-term repurchase agreements at March 31, 1995 were secured by government obligations with a fair value of $105,066,000 .

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - The Delaware Company provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. The Delaware Company's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1995 and 1994, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans

Net periodic pension benefit for fiscal years 1995, 1994 and 1993 included the following components:

                                                                     1995             1994             1993
                                                                     ----             ----             ----
                                                                                (In thousands)
Service cost - benefits earned during the period            $        22,686    $      20,268    $      19,910
Interest cost on projected benefit obligation                        62,534           60,610           55,262
Actual return on plan assets                                         16,701         (162,021)         (58,901)
Net amortization and deferral                                      (114,434)          78,928          (26,201)
- -------------------------------------------------------------------------------------------------------------
Net periodic pension benefit                                $       (12,513)   $      (2,215)   $      (9,930)
=============================================================================================================

Due the sale of a domestic entity, loss from operations before cumulative effect of accounting change in fiscal year 1995, includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:

                                                       Plans for Which                   Plans For Which
                                                        Assets Exceed                      Accumulated
                                                         Accumulated                         Benefits
                                                           Benefits                        Exceed Assets
                                                   -----------------------            ----------------------
                                                    1995             1994              1995            1994
                                                    ----             ----              ----            ----
                                                                          (In thousands)
Actuarial present value of
benefit obligations:

   Vested benefit obligation                 $     534,093    $      532,205    $    132,971    $     127,717
=============================================================================================================
   Accumulated benefit obligation            $     584,938    $     596,595     $    161,544    $     158,830
=============================================================================================================
   Projected benefit obligation              $     654,066    $     690,970     $    163,816    $     162,624
Plan assets at fair value                          912,329          964,646          117,606          119,493
- -------------------------------------------------------------------------------------------------------------
Projected benefit obligation
  (in excess of) or less
  than plan assets                                 258,263          273,676          (46,210)         (43,131)

Unrecognized net (gain) loss                        40,295           (1,464)          (6,002)          (4,529)

Unrecognized prior service cost                    (25,796)         (14,462)          19,555           18,199

Unrecognized transition asset                      (38,669)         (45,157)          (2,127)          (2,446)

Adjustment required
  to recognize minimum
  liability                                        -                -                 (9,596)          (7,669)
- -------------------------------------------------------------------------------------------------------------
Prepaid pension cost (pension
  liability)                                 $     234,093    $      212,593    $    (44,380)   $     (39,576)
=============================================================================================================

The assumptions used in determining the funded status of the U.S. plans were:

                                                                       1995             1994              1993
                                                                       ----             ----              ----
Actuarial assumptions:
  Discount rate                                                       8.25%             7.5%              8.5%
- --------------------------------------------------------------------------------------------------------------
  Rate of increase in future
     compensation levels                                               5.0%             4.5%              5.0%
- --------------------------------------------------------------------------------------------------------------
  Expected long-term rate of
      return on plan assets                                            8.5%             8.5%              8.5%
==============================================================================================================

The changes in the discount rate and the rate of increase in future compensation levels for the U.S. plans decreased the projected benefit obligation at March 31, 1995. This net decrease includes an decrease of $76,857,000 due to the change in discount rate and an increase of $12,436,000 due to the change in the rate of increase in future compensation levels.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Delaware Company recorded, during fiscal years 1995 and 1994, an additional minimum liability for certain of its U.S. plans of $9,596,000 and $7,669,000 respectively. These liabilities resulted in recognition of intangible assets of $9,536,000 and $7,022,000 and reductions in stockholder's equity of $39,000 and $620,000, respectively, in fiscal years 1995 and 1994.

The two principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of International.

Non-U.S Pension Plans

The net periodic pension (cost) benefit for fiscal years 1995, 1994, and 1993 included the following components:

                                                                     1995             1994             1993
                                                                     ----             ----             ----
                                                                                  (In thousands)
Service cost - benefits earned during the period              $       2,403    $       1,846    $       1,790
Interest cost on projected benefit obligation                         5,518            5,117            5,095
Actual return on plan assets                                         (3,554)         (14,328)          (4,918)
Net amortization and deferral                                        (3,859)           7,851           (2,528)
- -------------------------------------------------------------------------------------------------------------
Net periodic pension (cost) benefit                           $         508    $         486    $        (561)
=============================================================================================================

The following table sets forth the plans' funded status (assets exceed accumulated benefits) and amounts recognized in the Delaware Company's consolidated financial statements:

                                                                                       1995             1994
                                                                                       ----             ----
                                                                                           (In thousands)
Actuarial present value of benefit obligations:
  Vested Benefit Obligation                                                    $      60,893    $      53,195
=============================================================================================================
  Accumulated Benefit Obligation                                               $      62,420    $      59,369
=============================================================================================================
  Projected Benefit Obligation                                                 $      70,254    $      68,107
Plan assets at fair value                                                             73,478           75,867
- -------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                                  3,224            7,760
Unrecognized net loss                                                                 16,370           12,347
Unrecognized prior service cost                                                        3,339            3,080
Unrecognized transition asset                                                         (9,051)         (10,843)
- -------------------------------------------------------------------------------------------------------------
Net prepaid pension cost                                                       $      13,882    $      12,344
=============================================================================================================

The assumptions used in determining the funded status of the non-U.S. plans were:

                                                                      1995             1994             1993
                                                                      ----             ----             ----
Actuarial assumptions:
  Discount rate                                                     8.0-8.25%        7.0-8.0%         9.0-9.5%
- -------------------------------------------------------------------------------------------------------------
  Rate of increase in future compensation levels                         5.0%        5.0-6.0%         5.5-7.5%
- -------------------------------------------------------------------------------------------------------------
  Expected long-term rate of return on plan assets                   8.5-9.0%        8.0-9.0%             9.0%
=============================================================================================================

The changes in the discount rate and the rate of increase in future compensation levels for the non-U.S. plans decreased the projected benefit obligation at March 31, 1995. This decrease includes a decrease of $1,539,000 due to the change in discount rate and a decrease of $999,000 due to the change in the rate of increase in future compensation levels.

Multiemployer Plans - One of the Delaware Company's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $9,838,000, $8,367,000, and $4,687,000 in fiscal years 1995, 1994 and 1993, respectively.

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

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                      1995                              1994
                                                                      ----                              ----
                                                                                  (In thousands)
Accumulated Postretirement Benefit Obligation:
   Retirees                                                   $     311,699                     $     351,317
   Fully eligible active participants                                14,885                            19,952
   Other active plan participants                                    53,416                            70,766
- -------------------------------------------------------------------------------------------------------------
                                                                    380,000                           442,035
Unrecognized net gain (loss)                                         19,185                           (43,729)
- -------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                           $     399,185                     $     398,306
=============================================================================================================
Weighted-average discount rate                                         8.25%                              7.5%
=============================================================================================================

The accumulated postretirement benefit obligation in the above table includes $340,899,000 and $400,698,000 for the Delaware Company's health care plans and $39,101,000 and $41,337,000 for the Delaware Company's life insurance plans at March 31, 1995 and 1994, respectively. On January 31, 1995, approximately $11,900,000 of the accumulated postretirement benefit obligation was transferred to McDermott International, Inc. which related to former employees of the Delaware Company that are now employees of J. Ray McDermott, S.A. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain
(loss) at March 31, 1995 were primarily attributable to the increase in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1995, 1994 and 1993 included the following components:

                                                                      1995              1994             1993
                                                                      ----              ----             ----
                                                                                   (In thousands)
Service cost                                                  $       4,488     $      3,489    $       3,217
Interest cost                                                        31,659           31,721           31,226
Net amortization and deferral                                         2,944               19              -
- -------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                      $      39,091     $     35,229    $      34,443
=============================================================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 11-1/2% was assumed for 1995, 12-1/2% for 1994 and 13-1/2% for 1993. For 1996, a rate of 10-3/4% is assumed. In all years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1995 by $18,578,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit costs for fiscal year 1995 by $2,530,000.

NOTE 9 - SALE OF ACCOUNTS RECEIVABLE

The Babcock & Wilcox Company has an agreement with a U. S. bank, whereby it can sell, up to a maximum limit of $225,000,000, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. At March 31, 1995, approximately $175,000,000 of receivables had been sold for cash under this agreement. At March 31, 1994, approximately $170,000,000 had been sold. Receivables sold under this agreement are presented as a reduction of accounts receivable on the accompanying balance sheets. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $9,709,000, $8,699,000 and $7,851,000 in fiscal years 1995, 1994 and 1993, respectively. Discounts are based on the bank's cost of issuing commercial paper and bank fees are a fixed amount based on the maximum limit which may be sold.

NOTE 10 - REDEEMABLE PREFERRED STOCKS

At March 31, 1995 and 1994, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,917,236 and 3,474,652 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1995 and 1994. The outstanding shares are entitled to $31.25 per share in liquidation. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of Common Stock of International plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share, plus accrued dividends. On March 31, 1996 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1996 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For the five fiscal years subsequent to March 31, 1995, the obligation to redeem the Series A and B Preferred Stock is $17,706,000 for each of the fiscal years 1996 through 2000. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 315,877 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1995 mandatory sinking fund obligations. During fiscal year 1995 and 1994, 557,416 and 114,800 shares, respectively, of Series B Preferred Stock were purchased in the open market. At March 31, 1995, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 1,261,627 and 241,539 shares of Series A and Series B Preferred Stock, respectively.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation - The Delaware Company and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of the Delaware Company.

Products Liabilities - At March 31, 1995 and 1994, the estimated liability for pending and future non-employee products liability asbestos claims was $995,948,000 (of which less than $165,000,000 had been asserted) and $1,122,099,000 and estimated insurance recoveries were $861,407,000 and $987,046,000, respectively. During fiscal year 1995, the Delaware Company received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and, as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During the March 1995 quarter, a decision was made to close certain nuclear manufacturing facilities and a provision for the decommissioning, decontamination and the closing of these facilities of $41,724,000 was recognized immediately. Previously, decontamination and decommissioning costs were being accrued over these facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal year 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1995 and 1994, the Delaware Company had total environmental reserves of $51,721,000 (including the provision discussed above) and $13,513,000, respectively, of which $8,770,000 and $661,000 were included in current liabilities.

The Delaware Company has been identified as a potentially responsible party at various clean up sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. The Delaware Company has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on its relative contribution of wastes to each site. Based on its relative contribution of waste to each site, the Delaware Company's share of the ultimate liability for the various sites is not expected to have a material effect on its consolidated financial position.

The Department of Environmental Resources of the Commonwealth of Pennsylvania, ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently negotiating with PADER and expects to reach a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material effect on the consolidated financial statements of the Delaware Company.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1995 are as follows: 1996 - $6,673,000; 1997 - $6,600,000;
1998 - $6,560,000; 1999 - $6,650,000; 2000 - $6,661,000; and thereafter -
$22,306,000. Total rental expense for fiscal years 1995, 1994 and 1993 was $52,684,000, $64,515,000 and $62,959,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

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

Commitments for capital expenditures amounted to approximately $9,059,000 at March 31, 1995, all of which relates to fiscal year 1996.

The Delaware Company is contingently liable under standby letters of credit totaling $184,365,000 at March 31, 1995, issued in the normal course of business.

NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Delaware Company's Power Generation Systems and Equipment customers are principally the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries, such as oil refineries and steel mills. The principal customers of the Marine Construction Services segment are the large oil and gas companies and the U. S. and other governments. These concentrations of customers may impact the Delaware Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, the Delaware Company's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

The Delaware Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1995 and 1994, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $7,425,000 and $6,427,000, respectively.

NOTE 13 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1995:

                                                                   Gross            Gross          Estimated
                                                                Unrealized       Unrealized          Fair
                                                  Cost             Gains           Losses            Value
                                                  ----          ----------       ----------        ---------
                                                                        (In thousands)
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                  $     177,250    $       1,085    $       -        $     178,335
Corporate notes and bonds                          157,667              346            1,146          156,867
Other debt securities                               26,877                -              183           26,694
- -------------------------------------------------------------------------------------------------------------
   Total                                     $     361,794    $       1,431    $       1,329    $     361,896
=============================================================================================================

Proceeds and gross realized losses on sales of available for sale securities were approximately $20,283,000 and $320,000, respectively for fiscal year 1995. The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 1995, by contractual maturity, are shown below:

                                                                                                   Estimated
                                                                                                     Fair
                                                                   Cost                              Value
                                                                   ----                            ---------
                                                                               (In thousands)
Due in one year or less                                       $    117,436                      $     117,258
Due after one through three years                                  197,892                            198,328
Due after three years                                               46,466                             46,310
- -------------------------------------------------------------------------------------------------------------
                                                              $    361,794                      $     361,896
=============================================================================================================

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

The Delaware Company operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. The Delaware Company does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1995, the Delaware Company had forward exchange contracts to purchase $234,233,000 in foreign currencies (primarily Canadian Dollars and Japanese
Yen), and to sell $135,138,000 in foreign currencies (primarily Canadian Dollars and Japanese Yen), at varying maturities from fiscal year 1996 through 2000. At March 31, 1994, the Delaware Company had forward exchange contracts to purchase $300,302,000 in foreign currencies (primarily Canadian Dollars), and to sell $233,425,000 in foreign currencies (primarily Canadian Dollars and Japanese
Yen), at varying maturities from fiscal year 1995 through 1998.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transactions is no longer expected to occur. At March 31, 1995, the Delaware Company had deferred gains of $1,694,000 and deferred losses of $9,294,000 related to forward exchange contracts which will be recognized in accordance with the percentage of completion method of accounting.

The Delaware Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Long and short-term debt: The fair value of debt instruments are based on quoted market prices or, where quoted prices are not available, on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1995 and 1994, the Delaware Company had net forward exchange contracts outstanding to purchase foreign currencies with a net notional value of $99,095,000 and $66,877,000 and a fair value of $89,613,000 and $55,202,000, respectively.

The estimated fair values of the Delaware Company's financial instruments are as follows:

                                                   March 31, 1995                       March 31, 1994
                                                   --------------                       --------------
                                               Carrying           Fair             Carrying           Fair
                                                Amount            Value             Amount           Value
                                             ------------     ------------       -------------    -----------
                                                                      (In thousands)
Balance Sheet Instruments

Cash and cash equivalents                    $     21,014     $     21,014       $      47,364     $   47,364
Investment securities                             361,896          361,896             131,110        129,630
Debt excluding capital leases                     719,390          738,385             605,235        644,898
Redeemable preferred stocks                       179,251          174,108             196,672        193,064

NOTE 16 - SEGMENT REPORTING

The Delaware Company operates in two industry segments - Power Generation Systems and Equipment, and Marine Construction Services.

Power Generation Systems and Equipment's principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy.

Marine Construction Services supplies services to offshore oil, natural gas and hydrocarbon processing and to other marine construction companies. Principal activities include design, engineering, procurement, fabrication and construction, and project and construction management. This segment provides maintenance and construction services for a variety of marine vessels for both the inland and oceangoing shipping industries.

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

In fiscal years 1995, 1994 and 1993, the U. S. Government accounted for approximately 16%, 17%, and 21%, respectively, of the Delaware Company's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $46,489,000. The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment segment operating income of $19,947,000. The adoption of SFAS No. 106 in fiscal year 1993 resulted in a net decrease in segment operating income of $6,549,000. This included a decrease of $3,753,000 in the Power Generation Systems and Equipment segment and a decrease of $2,796,000 in the Marine Construction Services' segment.

Segment Information For the Three Fiscal Years Ended March 31, 1995.

1. Information about the Delaware Company's Operations in Different Industry Segments.


                                                               1995              1994                  1993
                                                               ----              ----                  ----
                                                                             (In thousands)
REVENUES (1)

Power Generation Systems
   and Equipment                                     $     1,663,017     $     1,613,954      $     1,520,976
Marine Construction Services (2)                             559,950             632,242              449,169
Intersegment Transfer Eliminations                              (577)             (2,830)                (523)
- -------------------------------------------------------------------------------------------------------------
           Total Revenues                            $     2,222,390     $     2,243,366      $     1,969,622
=============================================================================================================
OPERATING INCOME (LOSS)

Segment Operating Income (Loss):
 Power Generation Systems
   and Equipment                                     $        24,691     $        57,527      $        68,545
 Marine Construction Services(2)                             (31,659)              8,445                3,416
- -------------------------------------------------------------------------------------------------------------
     Total Segment Operating Income (Loss)                    (6,968)             65,972               71,961
- -------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems
   and Equipment                                               5,856               8,635                6,178
 Marine Construction Services                                  4,478                 445                  477
- -------------------------------------------------------------------------------------------------------------
     Total Equity in Income of Investees                      10,334               9,080                6,655
- -------------------------------------------------------------------------------------------------------------
     General Corporate Expenses                              (44,981)            (43,059)             (40,143)
- -------------------------------------------------------------------------------------------------------------
           Total Operating Income (Loss)             $       (41,615)    $        31,993      $        38,473
=============================================================================================================
(1)   Segment revenues include intersegment
      transfers as follows:
      Power Generation Systems
          and Equipment                              $           272     $         2,439      $           363
      Marine Construction Services                               305                 391                  160
      -------------------------------------------------------------------------------------------------------
      Total                                          $           577     $         2,830      $           523
      =======================================================================================================

(2) See Note 2 regarding the sale of a portion of the marine construction service business during fiscal year 1995 and Note 3 regarding the acquisition of DCC during fiscal year 1994.

                                                            1995                 1994                   1993
                                                            ----                 ----                   ----
                                                                           (In thousands)
CAPITAL EXPENDITURES

Power Generation Systems and Equipment               $         45,306    $         47,898     $         45,086
Marine Construction Services(1)                                25,322              45,038               11,927
Corporate                                                       1,165                 851                2,517
- --------------------------------------------------------------------------------------------------------------
   Total Capital Expenditures                        $         71,793    $         93,787     $         59,530
==============================================================================================================

DEPRECIATION AND AMORTIZATION

Power Generation Systems and Equipment               $         34,828    $         36,567     $         36,786
Marine Construction Services                                   30,054              29,256               44,828
Corporate                                                       1,222               1,002                  983
- --------------------------------------------------------------------------------------------------------------
   Total Depreciation and
      Amortization                                   $         66,104    $         66,825     $         82,597
==============================================================================================================

IDENTIFIABLE ASSETS

Power Generation Systems and Equipment               $      2,078,995    $      2,180,358     $       1,135,555
Marine Construction Services                                  236,823             440,546               368,602
Corporate                                                   1,070,611             879,822               841,501
- ---------------------------------------------------------------------------------------------------------------

   Total Identifiable Assets                         $      3,386,429    $      3,500,726     $       2,345,658
===============================================================================================================

(1) Fiscal year 1994 includes property, plant and equipment of $14,887,000 of DCC (See Note 3) and the purchase of a fabrication yard financed by a note payable of $16,250,000.

2. Information about the Delaware Company's Operations in Different Geographic Areas.

                                                               1995              1994                  1993
                                                               ----              ----                  ----
                                                                            (In thousands)
Revenues(1)     - United States                      $     1,455,778     $      1,632,236     $       1,723,128
                - Canada                                     751,214              588,728               227,066
                - Other Foreign                               15,398               22,402                19,428
- ---------------------------------------------------------------------------------------------------------------
                Total                                $     2,222,390     $      2,243,366     $       1,969,622
===============================================================================================================

Segment Operating Income (Loss)

                - United States                      $       (31,685)    $         26,992     $         61,150
                - Canada                                      26,663               37,190                9,391
                - Other Foreign                               (1,946)               1,790                1,420
- --------------------------------------------------------------------------------------------------------------
                Total                                $        (6,968)    $         65,972     $         71,961
==============================================================================================================

Identifiable
  Assets        - United States                      $      1,940,950    $      2,332,683     $      1,344,548
                - Canada                                      348,527             267,803              145,021
                - Other Foreign                                26,342              20,418               14,588
                - Corporate                                 1,070,610             879,822              841,501
- --------------------------------------------------------------------------------------------------------------
                Total                                $      3,386,429    $      3,500,726     $      2,345,658
==============================================================================================================

(1)   Net of inter-geographic area revenues in fiscal year 1995 as follows:
      United States -$61,797,000, Canada - $2,288,000, and Other Foreign - $151,000; and in fiscal year 1994 as follows: United States - $20,702,000, Canada - $8,167,000, and Other Foreign - $281,000. Inter-geographic eliminations for fiscal year 1993 were immaterial.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1995 and 1994:

                                                                 1995
                                                                 ----
                                                          Q U A R T E R    E N D E D
                                     --------------------------------------------------------------------------
                                       JUNE 30,           SEPT. 30,             DEC. 31,             MARCH 31,
                                        1994                1994                 1994                  1995
                                        ----                ----                 ----                  ----
                                                                (In thousands)
Revenues                             $ 568,692           $ 543,785           $ 560,994             $ 548,919
Operating income (loss)                  2,099             (12,476)             28,312               (59,550)
Loss from before
  cumulative effect of
  accounting change                     (8,998)            (40,795)              8,959               (33,046)
Net income (loss)                       (9,510)            (40,795)              8,959               (33,046)

Pretax results for the quarter ended June 30, 1994 include a reduction in accrued interest expense of $5,700,000 due to settlement an outstanding tax issue with the IRS. Results for the quarter ended September 30, 1994 include a loss related to the reduction of estimated products liability asbestos claims recoveries from insurance carriers of $14,478,000 and a reduction in accrued interest expense of $5,600,000 due to settlement of outstanding tax issues. Results for the quarter ended December 31, 1994 include a reduction in accrued interest expense of $5,000,000 due to settlement of outstanding tax issues and favorable worker's compensation cost adjustments of $6,067,000. Results for the quarter ended March 31, 1995 include provisions of $46,489,000 for the closing of certain facilities and a reduction in accrued interest expense of $10,000,000 due to settlement of outstanding tax issues.

                                                                1994
                                                                ----
                                                        Q U A R T E R   E N D E D
                                   -------------------------------------------------------------------------
                                      JUNE 30,             SEPT. 30,            DEC. 31,            MARCH 31,
                                        1993                  1993                1993                1994
                                        ----                  ----                ----                ----
                                                                (In thousands)
Revenues                             $ 446,073              $ 576,015          $ 613,407          $ 607,871
Operating income                           946                 17,751              9,128              4,168
Loss from before
  cumulative effect of
  accounting change                    (20,826)                 1,803             (2,331)            (4,962)
Net income (loss)                     (121,576)                 1,803             (2,331)            (4,962)

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

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Information Statement for action to be taken without a meeting of shareholders on August 8, 1995.

Item 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Information Statement for action to be taken without a meeting of shareholders on August 8, 1995.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Information Statement for action to be taken without a meeting of shareholders on August 8, 1995.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Information Statement for action to be taken without a meeting of shareholders on August 8, 1995.

                                   P A R T  I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference.

1.  CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Auditors

         Consolidated Balance Sheet March 31, 1995 and 1994

         Consolidated Statement of Loss For the Three Fiscal Years
            Ended March 31, 1995

         Consolidated Statement of Stockholder's Equity For the Three
            Fiscal Years Ended March 31, 1995

         Consolidated Statement of Cash Flows For the Three Fiscal
            Years Ended March 31, 1995

         Notes to Consolidated Financial Statements For the Three Fiscal
            Years Ended March 31, 1995

2.  CONSOLIDATED FINANCIAL SCHEDULES

         All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

3.  EXHIBIT INDEX

    Exhibit
    Number                              Description
    -------                             -----------
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

                 (c)   Intercompany Agreement

                 (d)   Trust for Supplemental Executive Retirement Plan

                 (e)   Variable Supplemental Compensation Plan

       22        Significant Subsidiaries of the Registrant

       23        Consent of Independent Auditors

       27        Financial Data Schedule


                                FORM 8-K REPORTS

Reports on Form 8-K filed during the three months ended March 31, 1995 are as follows:

    Report on Form 8-K, Item 2 was filed on February 15, 1995
    Report on Form 8-K/A, Item 7 was filed on March 31, 1995

                          SIGNATURES OF THE REGISTRANT

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 1995.

                                                   McDERMOTT INCORPORATED
                                            -----------------------------------
                                                         (REGISTRANT)


                                            By:     s/Robert E. Howson
                                            -----------------------------------
                                                    Robert E. Howson
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                                    s/Brock A. Hattox
                                            -----------------------------------
                                                    Brock A. Hattox
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                    s/Daniel R. Gaubert
                                            -----------------------------------
                                                    Daniel R. Gaubert
                                                    Vice President, Finance
                                                    and Controller

                             SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 16, 1995.

                                                   s/Robert E. Howson
                                            -----------------------------------
                                                   Robert E. Howson
                                                   Chairman of the Board and
                                                   Chief Executive Officer, and
                                                   Director

                                                   s/Brock A. Hattox
                                            -----------------------------------
                                                   Brock A. Hattox
                                                   Executive Vice President and
                                                   Chief Financial Officer, and
                                                   Director

                                                   s/Lawrence R. Purtell
                                            -----------------------------------
                                                   Lawrence R. Purtell
                                                   Senior Vice President and
                                                   General Counsel and
                                                   Corporate Secretary, and
                                                   Director

                                INDEX TO EXHIBITS

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number                             Description                                           Pages
- -------                            -----------                                       ------------
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

  23       Consent of Independent Auditors

  27       Financial Data Schedule