Form 10-K405/A
period 1995-03-31
MCDERMOTT INC
filed 1995-07-17
CIK 225615

                    UNITED STATES SECURITIES AND EXCHANGE
                      COMMISSION Washington, D.C. 20549

                            F O R M  1 0 - K/A - 1

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 1995
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-4095

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

                             MCDERMOTT INCORPORATED

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE
Report  of Independent Auditors                                                                           2

Financial Statement Schedule Covered by Report of Independent Auditors:

   I             Condensed Financial Information of Registrant                                            3

Signature of the Registrant                                                                              10

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

                        REPORT  OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott Incorporated

We have audited the consolidated financial statements of McDermott Incorporated as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31,1995, and have issued our report thereon dated May 24, 1995 which contained an explanatory paragraph regarding estimated future costs for non-employee products liability asbestos claims described in Note 1 to the consolidated financial statements. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules in this Form 10-K/A-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The ultimate loss from non-employee products liability asbestos claims as explained in our report on the basic financial statements may differ materially from the amount provided in the financial statement schedule.


                                             ERNST & YOUNG LLP




New Orleans, Louisiana
May 24, 1995

                                                                      SCHEDULE I
                             McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1995 AND 1994

ASSETS                                                                        1995                         1994
- ------                                                                        ----                         ----
                                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                       $            450               $        22,030
  Short-term investments                                                   129,201                         -
  Accounts receivable - trade                                               52,702                        46,332
  Accounts receivable - other                                                8,110                         8,254
  Accounts receivable from subsidiaries                                    439,466                       396,391
  Accounts receivable from McDermott
     International, Inc.                                                    69,880                         4,685
  Contracts in progress                                                     11,788                        24,136
  Inventories                                                                  494                         2,674
  Deferred income taxes                                                     23,081                        26,942
  Other current assets                                                         944                         1,697
- ---------------------------------------------------------------------------------------------------------------------
            Total Current Assets                                           736,116                       533,141
- ---------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                       3,991                        17,173
  Buildings                                                                 30,733                        32,963
  Machinery and equipment                                                   66,631                       622,076
  Property under construction                                                  472                         1,707
- ---------------------------------------------------------------------------------------------------------------------
                                                                           101,827                       673,919

Less accumulated depreciation                                               71,221                       524,727
- ---------------------------------------------------------------------------------------------------------------------
            Net Property, Plant and Equipment                               30,606                       149,192
- ---------------------------------------------------------------------------------------------------------------------
Investments                                                                194,035                       130,121
- ---------------------------------------------------------------------------------------------------------------------
Note Receivable from Subsidiary                                             28,212                        14,535
- ---------------------------------------------------------------------------------------------------------------------
Investments in Subsidiaries and Other
  Investees, at Equity                                                     731,269                       770,199
- ---------------------------------------------------------------------------------------------------------------------
Investment in McDermott International, Inc.                                605,242                       610,392
- ---------------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                       37,115                        35,662
- ---------------------------------------------------------------------------------------------------------------------
Other Assets                                                                27,158                        21,791
- ---------------------------------------------------------------------------------------------------------------------
            TOTAL                                                 $      2,389,753               $     2,265,033
=====================================================================================================================

See accompanying notes to condensed financial information.

                                                                      SCHEDULE I

LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              1995                         1994
                                                                              ----                         ----
                                                                                        (In thousands)
Current Liabilities:
  Notes payable and current
     maturities of long-term debt                                 $        257,540               $         5,198
  Accounts payable                                                           9,728                        23,677
  Accounts payable to subsidiaries                                         359,561                       327,368
  Accounts payable to McDermott
     International, Inc.                                                   100,588                        10,241
  Accrued employee benefits                                                 19,645                        23,957
  Accrued interest                                                          23,216                        44,553
  Accrued liabilities - other                                                8,141                        21,564
  Advance billings on contracts                                                  4                         3,049
  U. S. and foreign income taxes                                            25,385                        22,914
  Dividends payable                                                          3,447                         3,809
- ---------------------------------------------------------------------------------------------------------------------
            Total Current Liabilities                                      807,255                       486,330
- ---------------------------------------------------------------------------------------------------------------------
Long-Term Notes Payable to Subsidiaries                                    482,195                       430,674
- ---------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                             417,482                       578,824
- ---------------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                               74,610                        82,840
- ---------------------------------------------------------------------------------------------------------------------
Other Liabilities                                                           16,425                        17,590
- ---------------------------------------------------------------------------------------------------------------------
Contingencies
- ---------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks                                                179,251                       196,672
- ---------------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock                                                                   4                             4
  Capital in excess of par value                                           620,981                       589,085
  Deficit                                                                 (193,341)                     (104,859)
  Minimum pension liability                                                    (39)                         (620)
  Currency translation adjustments                                         (15,070)                      (11,507)
- ---------------------------------------------------------------------------------------------------------------------
            Total Stockholder's Equity                                     412,535                       472,103
- ---------------------------------------------------------------------------------------------------------------------
            TOTAL                                                 $      2,389,753               $     2,265,033
=====================================================================================================================

                                                                      SCHEDULE I
                            McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                               STATEMENT OF LOSS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                                                           1995                      1994                    1993
                                                           ----                      ----                    ----
Revenues                                                $   303,726            $    369,496            $    406,230
- ----------------------------------------------------------------------------------------------------------------------
Cost and Expenses:
  Cost of operations (excluding depreciation
     and amortization)                                      268,322                 317,246                 346,309
  Depreciation and amortization                              19,699                  18,421                  31,861
  Selling, general and
     administrative expenses                                 42,705                  34,877                  33,406
- ----------------------------------------------------------------------------------------------------------------------
                                                            330,726                 370,544                 411,576
- ----------------------------------------------------------------------------------------------------------------------
                                                            (27,000)                 (1,048)                 (5,346)
Equity in Income (Loss) of Subsidiaries
  and Other Investees                                       (25,048)                  9,277                  27,815
- ----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                     (52,048)                  8,229                  22,469
- ----------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                            10,166                   3,514                   4,552
  Interest expense                                          (60,132)                (64,733)                (80,608)
  Other-net                                                   4,714                   9,512                     543
- ----------------------------------------------------------------------------------------------------------------------
                                                            (45,252)                (51,707)                (75,513)
- ----------------------------------------------------------------------------------------------------------------------
Loss before Benefit from Income Taxes,
  Extraordinary Items and Cumulative
  Effect of Accounting Changes                              (97,300)                (43,478)                (53,044)

Benefit from Income Taxes                                   (23,420)                (17,162)                (25,965)
- ----------------------------------------------------------------------------------------------------------------------
Loss before Extraordinary Items, and
  Cumulative Effect of Accounting Changes                   (73,880)                (26,316)                (27,079)


Extraordinary Items                                           -                       -                     (10,431)

Cumulative Effect of Accounting Changes                        (512)               (100,750)               (236,315)
- ----------------------------------------------------------------------------------------------------------------------

Net Loss                                                $   (74,392)           $   (127,066)           $   (273,825)
======================================================================================================================

See accompanying notes to condensed financial information.

                                                                      SCHEDULE I
                             McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                1995                    1994                    1993
                                                                ----                    ----                    ----
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                     $    (74,392)       $     (127,066)         $    (273,825)
- ---------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization                                 19,699                18,421                 31,861
     (Gain) loss on sale and disposal of
       assets                                                         (11)                 (640)                   909
     Equity in income of subsidiaries and
       other investees, less dividends                             27,194                (9,277)               (27,815)
     Provision for (benefit from) deferred taxes                     (545)               11,086                 (3,046)
     Cumulative effect of accounting changes                          512               100,750                236,315
     Extraordinary items                                            -                     -                     10,431
     Other                                                          5,923                 2,281                  4,409
     Changes in assets and liabilities:
          Accounts receivable                                     (66,542)               82,260               (168,643)
          Accounts payable                                         58,915              (110,793)               141,121
          Inventories                                              (1,758)                1,719                  1,346
          Net contracts in progress and advance
            billings                                                5,379                    64                 23,229
          Income taxes                                            (14,375)              (14,288)               (26,109)
          Accrued interest                                        (21,337)               (7,639)               (42,210)
          Accrued liabilities                                      (8,486)              (14,479)                 7,718
          Other, net                                              (27,230)               18,032                (26,337)
- ---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (97,054)              (49,569)              (110,646)
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale and disposal of assets                          31                   865                  7,018
Purchases of property, plant and equipment                        (21,179)              (12,218)               (13,094)
Purchases of government obligations, under
  reverse repurchase agreements with an
  affiliate                                                         -                  (674,203)            (6,033,975)
Sales of government obligations, under
  reverse repurchase agreements with an
  affiliate                                                         -                   753,063              6,102,052
Proceeds from redemption of International
  Preferred Stock                                                   2,500                 2,500                  2,500
Decrease (increase) in loan receivable from
  subsidiary                                                      (13,677)                2,805                 (9,733)
Other                                                                 206                 -                       (381)
- ---------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                            (32,119)               72,812                 54,387
- ---------------------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                   1995                  1994                 1993
                                                                   ----                  ----                 ----
                                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                    $   (16,250)        $      (189,400)        $     (68,433)
Issuance of long-term debt                                         -                      87,000                89,000
Increase in loans from subsidiaries                               47,636                   8,547                50,075
Increase in short-term borrowings                                107,540                   -                     -
Dividends paid                                                   (14,142)                (15,719)              (15,885)
Capital contribution from International                            -                     100,000                 -
Redemption of preferred stock                                    (17,182)                 (7,810)                -
Other                                                                 (9)                   (185)               (1,055)
- ---------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                     107,593                 (17,567)               53,702
- ---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (21,580)                  5,676                (2,557)
- ---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                         22,030                  16,354                18,911
- ---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF
  YEAR                                                       $       450         $        22,030         $      16,354
===========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest, including intercompany
     interest (net of amount capitalized)                    $    81,469         $        72,372         $     122,818
  Income taxes, net of refunds                               $   (28,889)        $        (4,621)        $      61,194
- ---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                      SCHEDULE I


                             McDERMOTT INCORPORATED
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                 FOR THE THREE FISCAL YEAR ENDED MARCH 31, 1995

================================================================================

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


NOTE 2 - MATURITIES OF LONG-TERM DEBT

Long-term debt consists of:                                                            1995                       1994
                                                                                       ----                       ----
                                                                                               (In thousands)
 Unsecured Debt:

  Series A Medium-Term Notes (maturities ranging from
     2 to 8 years; interest at various rates ranging
     from 7.92% to 9.00%)                                                     $       75,000              $      75,000

  Series B Medium-Term Notes (maturities ranging from
     3 to 28 years; interest at various rates ranging
     from 6.50% to 8.75%)                                                            101,000                    101,000

  9.375 % Notes due 2002 ($225,000,000 face value)                                   224,482                    224,432

  10.25% Notes due June 1, 1995                                                      150,000                    150,000

  6.80% Pollution Control Bonds due February 2009                                     17,000                     17,000

 Secured Debt:

     Other notes payable and capital lease obligations                                 -                         16,590
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                     567,482                    584,022
Less:  Amounts due within one year                                                   150,000                      5,198
- ---------------------------------------------------------------------------------------------------------------------------
                                                                              $      417,482              $     578,824
===========================================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                                        1995                       1994
                                                                                        ----                       ----
                                                                                               (In thousands)
Short-term lines of credit:
  Unsecured                                                                   $        1,850              $        -
Repurchase Agreements                                                                105,690                       -
Current Maturities of long-term debt                                                 150,000                      5,198
- ----------------------------------------------------------------------------------------------------------------------------
                                                                              $      257,540              $       5,198
============================================================================================================================


Maturities on long-term debt during the five fiscal years subsequent to March 31, 1995 are as follows: 1996 - $150,000,000; 1997 - $-0-; 1998 - $45,000,000;
1999 - $27,000,000; 2000 - $-0-.

NOTE 3 - DIVIDENDS RECEIVED

McDermott Incorporated received $2,146,000 in dividends from its equity investees in fiscal year 1995.

NOTE 4 - CONTINGENCIES

McDermott Incorporated is contingently liable under standby letters of credit totaling $6,200,000 at March 31, 1995 issued in the normal course of business.

                          SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        McDERMOTT INCORPORATED
                                             (REGISTRANT)





July 14, 1995                           By: /s/ Daniel R. Gaubert
                                            Daniel R. Gaubert
                                            Vice President, Finance
                                            and Controller