Form 10-Q
period 1995-06-30
MCDERMOTT INC
filed 1995-08-14
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                 FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095


                            MCDERMOTT INCORPORATED
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


                DELAWARE                                   74-1032246
--------------------------------------------------------------------------------
        (State of Incorporation)               (I.R.S. Employer  Identification)


1450 Poydras Street, New Orleans, Louisiana                70112-6050
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

                            Yes  [X]     No   [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of July 31, 1995 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q



                                                                    PAGE
                                                                    ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
              June 30, 1995 and March 31, 1995                        4

          Condensed Consolidated Statement of Income (Loss)
               Three Months Ended June 30, 1995 and 1994              6

          Condensed Consolidated Statement of Cash Flows
              Three Months Ended June 30, 1995 and 1994               7

          Notes to Condensed Consolidated Financial Statements        9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations          12

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                           20

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995

                                     ASSETS


                                                                              6/30/95              3/31/95
                                                                              -------             --------
                                                                            (Unaudited)
                                                                                     (In thousands)
Current Assets:
  Cash and cash equivalents                                                $      35,001         $     21,014
  Short-term investments                                                         137,772              130,195
  Accounts receivable-trade                                                      260,396              233,005
  Accounts receivable-other                                                       55,836               54,655
  Accounts receivable from affiliates                                             24,057               19,493
  Insurance recoverable-current                                                  134,160              111,188
  Contracts in progress                                                          234,820              223,262
  Inventories                                                                     66,344               61,714
  Deferred income taxes                                                           66,849               74,643
  Other current assets                                                             7,945                6,840
----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                       1,023,180              936,009
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                          711,314              705,489
  Less accumulated depreciation                                                  410,214              402,500
----------------------------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                                           301,100              302,989
----------------------------------------------------------------------------------------------------------------
Investments                                                                         -                 231,701
----------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                            694,623              750,219
----------------------------------------------------------------------------------------------------------------
Investment in McDermott International, Inc.                                      604,617              605,242
----------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $92,612,000 at June 30, 1995
  and $90,923,000 at March 31, 1995                                              134,622              136,311
----------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                            264,081              248,718
----------------------------------------------------------------------------------------------------------------
Other Assets                                                                     186,096              175,240
----------------------------------------------------------------------------------------------------------------
      TOTAL                                                                $   3,208,319         $  3,386,429
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              6/30/95               3/31/95
                                                                              -------              --------
                                                                                       (Unaudited)
                                                                                      (In thousands)
Current Liabilities:
  Notes payable and current maturities of long-term debt                   $     136,632          $   296,718
  Accounts payable                                                               112,193              132,799
  Accounts payable to affiliates                                                  72,629               51,789
  Environmental and products liabilities-current                                 156,551              133,280
  Accrued employee benefits                                                       74,844               83,078
  Accrued interest payable                                                        20,512               23,456
  Accrued liabilities - other                                                    136,849              105,304
  Advanced billings on contracts                                                 121,554              117,584
  U.S. and foreign income taxes                                                   14,633               13,581
----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                    846,397              957,589
----------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   423,110              423,150
----------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                    373,048              371,707
----------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                           849,451              913,939
----------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                116,736              128,258
----------------------------------------------------------------------------------------------------------------
Contingencies
----------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
    at redemption value                                                           88,089               88,089
  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                                                           91,162               91,162
----------------------------------------------------------------------------------------------------------------
    Total Redeemable Preferred Stocks                                            179,251              179,251
----------------------------------------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                                    4                    4
  Capital in excess of par value                                                 620,981              620,981
  Deficit                                                                       (190,430)            (193,341)
  Minimum pension liability                                                          (39)                 (39)
  Cumulative foreign exchange translation adjustments                            (10,190)             (15,070)
----------------------------------------------------------------------------------------------------------------
    Total Stockholder's Equity                                                   420,326              412,535
----------------------------------------------------------------------------------------------------------------
      TOTAL                                                                $   3,208,319         $  3,386,429
================================================================================================================

                             McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                 JUNE 30, 1995


                                                                                  THREE MONTHS ENDED
                                                                              6/30/95             6/30/94
                                                                              -------             -------
                                                                                      (Unaudited)
                                                                                    (In thousands)
Revenues                                                                   $     505,610          $   568,692
----------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding depreciation
    and amortization)                                                            463,796              507,652
  Depreciation and amortization                                                   11,229               21,863
  Selling, general and
    administrative expenses                                                       36,546               39,575
-----------------------------------------------------------------------------------------------------------------
                                                                                 511,571              569,090
----------------------------------------------------------------------------------------------------------------
    Operating Income before Equity in Income
       of Investees                                                               (5,961)                (398)

Equity in Income of Investees                                                     33,921                2,497
----------------------------------------------------------------------------------------------------------------
    Operating Income                                                              27,960                2,099
----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                                  5,921                2,458
  Interest expense                                                               (14,840)              (9,348)
  Other-net                                                                       (3,130)              (3,474)
----------------------------------------------------------------------------------------------------------------
                                                                                 (12,049)             (10,364)
----------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for Income Taxes and
  Cumulative Effect of Accounting Change                                          15,911               (8,265)

Provision for Income Taxes                                                         9,370                  733
----------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect of
  Accounting Change                                                                6,541               (8,998)

Cumulative Effect of Accounting Change                                               -                   (512)
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                          $       6,541         $     (9,510)
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                  THREE MONTHS ENDED
                                                                            6/30/95                6/30/94
                                                                            -------                -------
                                                                                      (Unaudited)
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                          $       6,541         $     (9,510)
----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                                   11,229               21,863
  Provision for deferred taxes                                                   (15,438)              20,766
  Equity in income of investees, less dividends                                   12,199                   73
  Other                                                                              208                1,099
  Changes in assets and liabilities:
    Accounts receivable                                                          (40,788)              (5,642)
    Net contracts in progress and advance billings                                (6,631)             (29,764)
    Accounts payable                                                                (529)             (32,824)
    Accrued interest                                                              (2,944)              (6,139)
    Accrued liabilities                                                           31,334               (3,580)
    Income taxes                                                                     640              (31,963)
    Other, net                                                                   (23,958)             (13,593)
Proceeds from insurance for products liabilities claims                           27,100               28,094
Payments of products liabilities claims                                          (36,604)             (31,450)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (37,641)             (92,570)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                        (8,136)             (13,117)
Net sales (purchases) of short-term and long-term
    investments                                                                  223,043                 (392)
Other                                                                              1,633                  269
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              216,540              (13,240)
----------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                   THREE MONTHS ENDED
                                                                             6/30/95                 6/30/94
                                                                             -------                 -------
                                                                                      (Unaudited)
                                                                                     (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing                                $    (10,086)         $     69,027
Short-term borrowing from an affiliate                                              -                  34,150
Payment of long-term debt                                                      (150,007)                  (34)
Repurchase of preferred stock                                                       -                 (16,753)
Dividends paid                                                                   (3,447)               (3,792)
Other                                                                              (744)                 (163)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                   (164,284)               82,435
----------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                           (628)                  121
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    13,987               (23,254)
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 21,014                47,364
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     35,001          $     24,110
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                     $     17,785          $     15,487
  Income taxes (net of refunds)                                            $     19,788          $     11,703
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal recurring nature except for a gain resulting from the sale of two power purchase contracts ($17,908,000, net of tax of $12,704,000) during the three months ended June 30, 1995; a reduction in accrued interest expense ($3,705,000, net of tax of $1,995,000) due to the settlement of an outstanding tax issue with the IRS and the cumulative effect of the accounting change for the adoption of Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits" during the three months ended June 30, 1994. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's annual report on Form 10-K for the year ended March 31, 1995.

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

NOTE 2 -  PRODUCTS LIABILITY
At June 30, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $959,344,000 (of which less than $190,000,000 had been asserted) and estimated insurance recoveries were $828,783,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES
Consolidated inventories at June 30, 1995 and March 31, 1995 are summarized below:

                                                               June 30,                          March 31,
                                                                 1995                              1995
                                                             -----------                        -----------
                                                                            (In thousands)
Raw Materials and Supplies                               $       38,949                      $       36,579
Work in Progress                                                 18,543                              15,341
Finished Goods                                                    8,852                               9,794
----------------------------------------------------------------------------------------------------------------
                                                         $       66,344                      $       61,714
================================================================================================================


NOTE 4 - SALE OF POWER PURCHASE CONTRACTS
During the June 1995 quarter, the Delaware Company's Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold two power purchase contracts back to the local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. The Delaware Company's equity in the earnings of these partnerships was $32,840,000 for the three months ended June 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the three months ended June 30, 1995, the Delaware Company's Canadian operations contributed 47% to total revenues and $11,109,000 to operating income. The operating income reflects activity on contracts performed at its Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for two government owned utilities located in the Far East.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed on a business unit basis as follows: B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and Engineering, Construction and Industrial Operations business unit (includes the Delaware Company's Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues include eliminations between business units. Other business unit income (loss) includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three months ended June 30, 1994, Other revenues and business unit income (loss) includes the results of the marine construction services business that was sold to International on January 31, 1995 and other businesses disposed of during fiscal year 1995. Prior year information has been reclassified to conform with the June 1995 quarter presentation.

                                                                                    THREE MONTHS ENDED
                                                                              6/30/95                6/30/94
                                                                              --------               --------
                                                                                       (In thousands)
REVENUES:
---------
B&W Operations                                                               $   317,602           $  290,625
Engineering, Construction and
  Industrial Operations                                                          199,182              212,308
Other (including Transfer Eliminations)                                          (11,174)              65,759
----------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                        $   505,610           $  568,692
================================================================================================================

                                                                                    THREE MONTHS ENDED
                                                                              6/30/95                6/30/94
                                                                              --------               --------
                                                                                       (In thousands)
OPERATING INCOME

Business Unit Income (Loss):                                                 $     4,668           $   10,536
B&W Operations
Engineering, Construction and
  Industrial Operations                                                           (4,540)              (3,732)
Other                                                                                671                 (611)
----------------------------------------------------------------------------------------------------------------
       TOTAL BUSINESS UNIT INCOME                                                    799                6,193
----------------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:

B&W Operations                                                                    33,740                2,513
Engineering, Construction and
  Industrial Operations                                                              181                  (16)
----------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY IN INCOME OF INVESTEES                                        33,921                2,497
----------------------------------------------------------------------------------------------------------------
Corporate G&A Expense                                                             (6,760)              (6,591)
----------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING INCOME                                                $    27,960           $    2,099
================================================================================================================


B&W Operations' revenues increased $26,977,000 to $317,602,000 primarily due to higher revenues from the Power Generation Group's contracts on fossil fuel steam systems for foreign customers and replacement nuclear steam generators for domestic customers at its Cambridge, Ontario location, and on plant enhancement projects. These increases were partially offset by lower revenues from domestic fabrication of fossil fuel steam and environmental control systems. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues that were offset by lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $13,126,000 to $199,182,000 primarily due to lower revenues from the Shipbuilding and Industrial Group's shipyard activities and lower revenues in the U.S. from the Engineering and Construction Group's activities relating to the construction, repair and alteration of utility and industrial boilers. There were also lower revenues from engineering services in Canada. These decreases were partially offset by higher revenues from the Group's maintenance and construction activities in Canada.

Other revenues decreased $76,933,000 primarily due to the inclusion in the prior year of revenues of $61,620,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' business unit income decreased $5,868,000 to $4,668,000 primarily due to lower volume and margins from its Power Generation Group's domestic fabrication of fossil fuel steam and environmental control systems. This decrease was partially offset by higher volume and margins from replacement nuclear steam generators. In addition, there were lower volume and margins from the Government Group's nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss increased $808,000 to $4,540,000 primarily due to lower volume and margins in the U.S. from the Engineering and Construction Group's activities relating to the construction, repair and alteration of utility and industrial boilers. These decreases were partially offset by improved margins from the engineering services in Canada. In addition, there were improved margins from the Shipbuilding and Industrial Group's shipyard operations.

Other business unit loss in the prior period includes $654,000 related to the marine construction services business sold to International on January 31, 1995 and losses of other businesses that were also disposed of during fiscal year 1995.

B&W Operations' equity in income of investees increased $31,227,000 to $33,740,000 primarily due to the sale of power purchase contracts back to a local utility. (See Note 4 to the condensed consolidated financial statements.)

Interest income increased $3,463,000 to $5,921,000 primarily due to increased investments in government obligations and other investments.

Interest expense increased $5,492,000 to $14,840,000 primarily due to changes in debt obligations and interest rates prevailing thereon, and to a reduction in accrued interest on proposed tax deficiencies that was recorded in the prior period.

Other-net expense decreased $344,000 to $3,130,000. This decrease was primarily due foreign currency transaction gains in the current period and losses on the sale of investments in the prior period. This decrease was partially offset by higher bank fees and discounts on the sale of certain accounts receivable.

The provision for income taxes increased $8,637,000 to $9,370,000, while income
(loss) before the provision for income taxes and cumulative effect of accounting change increased $24,176,000 to income of $15,911,000 from a loss of $8,265,000. The increase in the provision for income taxes is primarily due to an increase in income.

Net income (loss) increased $16,051,000 to income of $6,541,000 from a loss of $9,510,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                           6/30/95                 3/31/95
                                                                         ----------              ----------
                                                                                   (In thousands)
Business Unit Backlog:

B&W Operations                                                           $   1,981,806           $  1,947,226
Engineering, Construction and
   Industrial Operations                                                       520,519                619,973
Other (including Transfer Eliminations)                                        (99,850)              (102,533)
----------------------------------------------------------------------------------------------------------------
       Total Backlog                                                     $   2,402,475           $  2,464,666
================================================================================================================


B&W Operations' backlog at June 30, 1995 was $1,981,806,000 compared to $1,947,226,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At June 30, 1995, this business unit's backlog with the U.S. Government was $758,909,000 (of which $90,994,000 had not been funded). U.S. Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at June 30, 1995 was $520,519,000 compared to $619,973,000 at March 31, 1995. The current competitive economic environment in the U.S. has negatively affected demand for its construction activities.

Liquidity and Capital Resources
During the three months ended June 30, 1995, the Delaware Company's cash and cash equivalents increased $13,987,000 to $35,001,000 and total debt decreased $160,126,000 to $559,742,000 primarily through net sales of investments of $223,043,000. During this period, the Delaware Company used cash of $37,641,000 in operating activities, $150,007,000 for the repayment of long-term debt and $3,447,000 for cash dividends on the Delaware Company's preferred stocks. Also during July 1995, the Delaware Company sold $76,000,000
of its short-term investments to repay outstanding short-term debt.   Increases
in accounts receivable and accrued liabilities are primarily due to the decrease in the amount of qualified accounts receivable sold under the terms of an agreement with a U.S. bank (see discussion below).

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995 and the first quarter of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,000 per claim over the last three years) has continued to rise. Claims paid during the quarter ended June 30, 1995 were $36,604,000, of which $32,624,000 has been recovered or is due from insurers. At June 30, 1995, Accounts receivable-other includes receivables of $40,449,000 that are due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment decreased $4,981,000 to $8,136,000 for the three months ended June 30, 1995 as compared with the same period last year (which included expenditures of approximately $2,140,000 related to the portion of its marine construction business sold to International), the majority of which were incurred to maintain existing facilities.

At June 30 and March 31, 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $132,000,000 and $175,000,000, respectively, under the terms of an agreement with a U.S. Bank. During July 1995, The Babcock & Wilcox Company remitted collections on receivables of approximately $43,000,000 which were owed to the bank on June 30, 1995. The maximum sales limit available under the agreement which expires on December 31, 1997, was also reduced during July 1995 to $175,000,000.

At June 30 and March 31, 1995, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $249,192,000 and $227,903,000, respectively. Borrowings outstanding against these lines of credit at June 30 and March 31, 1995 were $75,997,000 and $33,220,000, respectively. In addition, The Babcock & Wilcox Company has available to it a $128,000,000 unsecured and committed revolving line of credit facility. It is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at June 30 or March 31, 1995. Delta Catalytic Corporation had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,599,000 which expires on May 31, 1997. At June 30 and March 31, 1995 borrowings outstanding against this facility were $10,950,000 and $7,420,000, respectively.

The Delaware Company maintains an investment portfolio of government obligations and other investments which is classified as available for sale under SFAS No. 115. The fair value of short-term investments at June 30, 1995 was $137,772,000 (amortized cost $137,980,000).

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. No amounts were outstanding under this agreement at June 30 or March 31, 1995.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at June 30 or March 31, 1995.

Working capital increased $198,363,000 from a deficit of $21,580,000 at March 31, 1995 to $176,783,000 at June 30, 1995. During the remainder of fiscal 1996, the Delaware

Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio, and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in June 1995 and 1994.

The Delaware Company has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and
sale/leasebacks of appreciated assets.   A major uncertainty that affects the
ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Reports on Form 8-K

               There were no current reports on Form 8-K filed during the three months ended June 30, 1995.



Signatures

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             McDERMOTT INCORPORATED
                                                  (REGISTRANT)





Date:  8/14/95                          By:  s/Daniel R. Gaubert
                                              (SIGNATURE)

                                             Daniel R. Gaubert
                                             Vice President, Finance
                                             and Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
