Form 10-Q
period 1995-09-30
MCDERMOTT INC
filed 1995-11-14
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1995

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------
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


                      Yes  [X]                   No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of October 30, 1995 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q



                                                                                                     PAGE
                                                                                                     ----

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
              September 30, 1995 and March 31, 1995                                                    4

          Condensed Consolidated Statement of Loss
               Three and Six Months Ended September 30, 1995 and 1994                                  6

          Condensed Consolidated Statement of Cash Flows
              Six Months Ended September 30, 1995 and 1994                                             7

          Notes to Condensed Consolidated Financial Statements                                         9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           11

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                                        22

SIGNATURES                                                                                            23

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995

                                     ASSETS


                                                                              9/30/95              3/31/95
                                                                              -------             --------
                                                                             (Unaudited)
                                                                                     (In thousands)
Current Assets:
  Cash and cash equivalents                                             $          28,242     $          21,014
  Short-term investments                                                           61,897               130,195
  Accounts receivable-trade                                                       275,840               233,005
  Accounts receivable-other                                                        59,981                54,655
  Accounts receivable from affiliates                                              15,430                19,493
  Insurance recoverable-current                                                   114,600               111,188
  Contracts in progress                                                           222,833               223,262
  Inventories                                                                      67,057                61,714
  Deferred income taxes                                                            62,504                74,643
  Other current assets                                                              6,531                 6,840
---------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                          914,915               936,009
---------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                           702,298               705,489
  Less accumulated depreciation                                                   404,379               402,500
---------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                            297,919               302,989
---------------------------------------------------------------------------------------------------------------

Investments                                                                          -                  231,701
---------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                             680,916               750,219
---------------------------------------------------------------------------------------------------------------

Investment in McDermott International, Inc.                                       603,992               605,242
---------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $94,300,000 at September 30, 1995
  and $90,923,000 at March 31, 1995                                               132,934               136,311
---------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                             265,508               248,718
---------------------------------------------------------------------------------------------------------------

Other Assets                                                                      194,475               175,240
---------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $       3,090,659     $       3,386,429
===============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                               9/30/95               3/31/95
                                                                               -------              --------
                                                                             (Unaudited)
                                                                                      (In thousands)

Current Liabilities:
  Notes payable and current maturities of long-term debt                $         141,905      $        296,718
  Accounts payable                                                                104,584               132,799
  Accounts payable to affiliates                                                   71,671                51,789
  Environmental and products liabilities-current                                  156,264               133,280
  Accrued employee benefits                                                        75,140                83,078
  Accrued interest payable                                                         18,605                23,456
  Accrued liabilities - other                                                      89,418               105,304
  Advanced billings on contracts                                                  125,651               117,584
  U.S. and foreign income taxes                                                     1,181                13,581
---------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                     784,419               957,589
---------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                    423,158               423,150
---------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                     374,436               371,707
---------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                            810,138               913,939
---------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 111,701               128,258
---------------------------------------------------------------------------------------------------------------

Contingencies
---------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
    at redemption value                                                            88,089                88,089
  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                                                            91,162                91,162
---------------------------------------------------------------------------------------------------------------

    Total Redeemable Preferred Stocks                                             179,251               179,251
---------------------------------------------------------------------------------------------------------------

Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                                     4                     4
  Capital in excess of par value                                                  620,981               620,981
  Deficit                                                                        (205,124)             (193,380)
  Currency translation adjustments                                                 (8,305)              (15,070)
---------------------------------------------------------------------------------------------------------------

    Total Stockholder's Equity                                                    407,556               412,535
---------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $       3,090,659     $       3,386,429
===============================================================================================================

                             McDERMOTT INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                               SEPTEMBER 30, 1995

                                                      THREE                                   SIX
                                                  MONTHS ENDED                            MONTHS ENDED
                                             9/30/95          9/30/94             9/30/95            9/30/94
                                             -------          -------             -------            -------
                                                                       (Unaudited)
                                                                      (In thousands)
Revenues                                $       456,129   $      543,785  $         961,739   $       1,112,477
---------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)              420,141          495,734            883,937           1,003,386
  Depreciation and amortization                  11,502           15,884             22,731              37,747
  Selling, general and
    administrative expenses                      35,972           46,276             72,518              85,851
---------------------------------------------------------------------------------------------------------------
                                                467,615          557,894            979,186           1,126,984
---------------------------------------------------------------------------------------------------------------

    Operating Loss before Equity
       in Income of Investees                   (11,486)         (14,109)           (17,447)            (14,507)
Equity in Income of Investees                     2,552            1,633             36,473               4,130
---------------------------------------------------------------------------------------------------------------

    Operating Income (Loss)                      (8,934)         (12,476)            19,026             (10,377)
---------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                 1,927            2,555              7,848               5,013
  Interest expense                              (12,134)         (11,440)           (26,974)            (20,788)
  Other-net                                       4,594          (16,136)             1,464             (19,610)
---------------------------------------------------------------------------------------------------------------

                                                 (5,613)         (25,021)           (17,662)            (35,385)
---------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for
  (Benefit from) Income Taxes and
  Cumulative Effect of Accounting
  Change                                        (14,547)         (37,497)             1,364             (45,762)
Provision for (Benefit from) Income
  Taxes                                          (3,416)           3,298              5,954               4,031
---------------------------------------------------------------------------------------------------------------
Loss before Cumulative Effect of
  Accounting Change                             (11,131)         (40,795)            (4,590)            (49,793)
Cumulative Effect of Accounting
  Change                                            -                 -                 -                  (512)
---------------------------------------------------------------------------------------------------------------
Net Loss                                $       (11,131) $       (40,795) $          (4,590)  $         (50,305)
===============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       SIX MONTHS ENDED
                                                                                9/30/95               9/30/94
                                                                                -------               -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                $          (4,590)    $         (50,305)
---------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                                    22,731                37,747
  Provision for (benefit from) deferred taxes                                      (4,755)               49,489
  Gain on sale and disposal of assets                                              (3,436)                 (250)
  Equity in income of investees, less dividends                                     1,678                (1,381)
  Other                                                                             1,277                 3,658
  Changes in assets and liabilities:
    Accounts receivable                                                           (66,644)              (18,713)
    Net contracts in progress and advance billings                                 10,385               (36,824)
    Accounts payable                                                               (9,782)              (19,204)
    Accrued interest                                                               (4,851)               (8,038)
    Accrued liabilities                                                           (16,294)                2,279
    Income taxes                                                                  (10,867)              (32,470)
    Other, net                                                                     (6,485)              (50,100)
Proceeds from insurance for products liabilities claims                            49,305                53,823
Payments of products liabilities claims                                           (74,112)              (61,557)
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (116,440)             (131,846)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale and disposal of assets                                       8,044                 1,430
Purchases of property, plant and equipment                                        (17,292)              (42,316)
Purchases of short and long-term investments                                     (196,843)               (5,000)
Sales of short and long-term investments                                          495,645                 5,373
Other                                                                              (3,023)                4,001
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               286,531               (36,512)
---------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                       SIX MONTHS ENDED
                                                                                9/30/95                 9/30/94
                                                                                -------                 -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing                             $         (4,861)     $        167,527
Payment of long-term debt                                                       (150,013)                 (275)
Repurchase of preferred stock                                                        -                 (16,753)
Dividends paid                                                                    (6,893)               (7,249)
Other                                                                               (745)               (1,366)
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                    (162,512)              141,884
--------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                            (351)                  805
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                      7,228               (25,669)
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  21,014                47,364
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         28,242      $         21,695
==============================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                  $         31,826      $         28,825
  Income taxes (net of refunds)                                         $         25,696      $         15,626
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal recurring nature except for a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000) included in the six months ended September 30, 1995; a loss relating to the reduction of estimated products liability asbestos claims recoveries from insurers ($14,478,000) included in the three and six months ended September 30, 1994; a reduction in accrued interest expense ($5,600,000 and $11,300,000, respectively) due to the settlement of outstanding tax issues included in the three and six months ended September 30, 1994; and the cumulative effect of the accounting change for the adoption of Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the six months ended September 30, 1994. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's Annual Report on Form 10-K for the year ended March 31, 1995.

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

NOTE 2 -  PRODUCTS LIABILITY

At September 30, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $921,836,000 (of which less than $240,000,000 had been asserted) and estimated insurance recoveries were $795,516,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Consolidated inventories at September 30, 1995 and March 31, 1995 are summarized below:

                                                          September 30,                       March 31,
                                                             1995                               1995
                                                         --------------                       ---------
                                                                           (In thousands)
Materials and Supplies                                $           41,344                  $           36,579
Work in Progress                                                  15,787                              15,341
Finished Goods                                                     9,926                               9,794
------------------------------------------------------------------------------------------------------------

                                                      $           67,057                  $           61,714
============================================================================================================



NOTE 4 - SALE OF POWER PURCHASE CONTRACTS

During the June 1995 quarter, the Delaware Company's Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold two power purchase contracts back to a local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. The Delaware Company's equity in the earnings of these partnerships was $25,000 and $32,865,000 (including its share of the gain) for the three and six months ended September 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the three and six months ended September 30, 1995, the Delaware Company's Canadian operations contributed 44% and 46%, respectively, to total revenues and $4,799,000 and $15,908,000, respectively, to operating income.
The operating income reflects activity on contracts performed at its Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for two government owned utilities located in the Far East.

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed on a business unit basis as follows: B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and Engineering, Construction and Industrial Operations business unit (includes the Delaware Company's Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues include eliminations between business units. Other business unit income (loss) includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three and six months ended September 30, 1994, Other revenues and business unit income (loss) includes the results of the marine construction services business that was sold to International on January 31, 1995 and other businesses disposed of during fiscal year 1995. Prior year information has been reclassified to conform with the September 30, 1995 presentation.

                                                           THREE                            SIX
                                                        MONTHS ENDED                    MONTHS ENDED
                                                   9/30/95          9/30/94       9/30/95          9/30/94
                                                   -------        ---------       -------          -------
                                                                       (In thousands)
REVENUES:
---------
B&W Operations                                $      313,280  $     320,012   $     630,882   $         610,637
Engineering, Construction and
  Industrial Operations                              161,208        165,808         360,390             378,116
Other (including Transfer Eliminations)              (18,359)        57,965         (29,533)            123,724
---------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                            $      456,129  $     543,785   $     961,739   $       1,112,477
===============================================================================================================

                                                           THREE                            SIX
                                                        MONTHS ENDED                    MONTHS ENDED
                                                   9/30/95          9/30/94       9/30/95          9/30/94
                                                   -------        ---------       -------          -------
                                                                       (In thousands)

OPERATING INCOME (LOSS)
Business Unit Income (Loss):
B&W Operations                                $       7,419   $       6,857   $      12,087   $         17,393
Engineering, Construction and
  Industrial Operations                              (9,679)        (10,397)        (14,219)           (14,129)
Other                                                (4,004)         (1,904)         (3,333)            (2,515)
--------------------------------------------------------------------------------------------------------------
       TOTAL BUSINESS UNIT
          INCOME (LOSS)                              (6,264)         (5,444)         (5,465)               749
--------------------------------------------------------------------------------------------------------------


Equity in Income (Loss) of Investees:
B&W Operations                                        2,042             (43)         35,782              2,470
Engineering, Construction and
  Industrial Operations                                 510             182             691                166
Other                                                    -            1,494             -                1,494
--------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY IN INCOME
          OF INVESTEES                                2,552           1,633          36,473              4,130
--------------------------------------------------------------------------------------------------------------

Corporate G&A Expense                                (5,222)         (8,665)        (11,982)           (15,256)
--------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING
          INCOME (LOSS)                       $      (8,934)  $     (12,476)  $      19,026   $        (10,377)
==============================================================================================================



RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

B&W Operations' revenues decreased $6,732,000 to $313,280,000 primarily due to lower revenues from the Power Generation Group's fabrication of fossil fuel steam and environmental control systems, and industrial boilers in the U.S. These decreases were partially offset by higher revenues from replacement nuclear steam generators and Canadian nuclear services. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues.

Engineering, Construction and Industrial Operations' revenues decreased $4,600,000 to $161,208,000 primarily due to lower revenues from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S. and the Shipbuilding and Industrial Group's shipyard operations. These decreases were partially offset by higher revenues from the Engineering and Construction Group's maintenance and engineering activities in Canada.

Other revenues decreased $76,324,000 primarily due to the inclusion in the prior year of revenues of $90,282,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' business unit income increased $562,000 to $7,419,000.
Improved margins from the Power Generation Group's fabrication of fossil fuel steam and environmental control systems were offset by lower volume and margins from the fabrication of industrial boilers in the U.S. In addition, there were higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel and reactor components). These were partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss decreased $718,000 to $9,679,000 primarily due to improved margins from the Engineering and Construction Group's engineering services in the U.S., and the
Shipbuilding and Industrial Group's shipyard operations.   These decreases were
partially offset by lower volume and margins from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., including cost overuns on the completion of a contract for one U.S. customer.

Other business unit loss in the prior period includes income of $4,370,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' equity in income of investees increased $2,085,000 to income of $2,042,000 from a loss of $43,000 primarily due to the Power Generation Group's provision for loss on discontinuing a domestic joint venture in the prior period.

Other business unit equity in income of investees in the prior period includes the results of the CMM Mexican joint venture which was not a part of the marine construction services business sold to International on January 31, 1995.

Interest income decreased $628,000 to $1,927,000 primarily due to decreases in investments in government obligations and other investments.

Interest expense increased $694,000 to $12,134,000 primarily due to a reduction in accrued interest on proposed tax deficiencies of $5,600,000 that was recorded in the prior period and changes in debt obligations and interest rates prevailing thereon.

Other-net increased $20,730,000 to income of $4,594,000 from expense of $16,136,000. This increase was primarily due to a loss of $14,478,000 in the prior period related to the reduction of estimated products liability asbestos claim recoveries from insurers, and higher bank fees and discounts on the sale of certain accounts receivable in the prior period and gains of $3,005,000 on the disposal of assets in the current period.

The provision for (benefit from) income taxes decreased $6,714,000 to a benefit $3,416,000 from a provision of $3,298,000, while loss before the provision for (benefit from) income taxes decreased $22,950,000 to $14,547,000. The decrease in the provision for income taxes is primarily due to the ability to recognize income tax benefits on losses in the U.S. in the current period which was limited in the prior period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. SIX MONTHS ENDED SEPTEMBER 30, 1994

B&W Operations' revenues increased $20,245,000 to $630,882,000 primarily due to higher revenues from the Power Generation Group's contracts on replacement nuclear steam generators for domestic customers at its Cambridge, Ontario location, and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and environmental control systems in the U.S. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues. These were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $17,726,000 to $360,390,000 primarily due to lower revenues the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., and from the Shipbuilding and Industrial Group's shipyard operations. These decreases were partially offset by higher revenues from the Engineering and Construction Group's maintenance and construction activities in Canada.

Other revenues decreased $153,257,000 primarily due to the inclusion in the prior year of revenues of $151,902,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' business unit income decreased $5,306,000 to $12,087,000 primarily due to lower margins from the Power Generation Group's fabrication of industrial boilers in the U.S. This decrease was partially offset by higher volume and margins from replacement nuclear steam generators and plant enhancement projects. In addition, there was higher volume from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components). This was partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss increased $90,000 to $14,219,000 primarily due to lower volume and margins from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., including cost overuns on the completion of a contract for one U.S. customer, mostly offset by improved margins from the Shipbuilding and Industrial Group's shipyard operations.

Other business unit loss in the prior period includes income of $3,716,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' equity in income of investees increased $33,312,000 to $35,782,000 primarily due to the sale of power purchase contracts back to a local utility in the current period and a provision for a loss on discontinuing a domestic joint venture in the prior period.

Other business unit equity in income of investees in the prior period includes the results of the CMM Mexican joint venture which was not a part of the marine construction business sold to International on January 31, 1995.

Interest income increased $2,835,000 to $7,848,000 primarily due to increased investments in government obligations and other investments.

Interest expense increased $6,186,000 to $26,974,000 primarily due to changes in debt obligations and interest rates prevailing thereon, and to a reduction in accrued interest on proposed tax deficiencies of $11,300,000 that was recorded in the prior period.

Other-net increased $21,074,000 to income of $1,464,000 from expense of $19,610,000. This increase was primarily due to a loss of $14,478,000 related to the reduction of estimated products liability asbestos claim recoveries from insurers in the prior period and gains of $3,435,000 on the disposal of assets in the current period.

The provision for income taxes increased $1,923,000 to $5,954,000, while income
(loss) before the provision for income taxes and cumulative effect of accounting change increased $47,126,000 to income of $1,364,000 from a loss of $45,762,000. The increase in the provision for income taxes is primarily due to an increase in non U.S. income, partially offset due to the ability to recognize income tax benefits on losses in the U.S. in the current period which was limited in the prior period.

Net loss decreased $45,715,000 to $4,590,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                           9/30/95                  3/31/95
                                                                         ---------                ---------
                                                                                   (In thousands)

Business Unit Backlog:
B&W Operations                                                        $     1,890,932         $    1,947,226
Engineering, Construction and
   Industrial Operations                                                      514,905                619,973
Other (including Transfer Eliminations)                                       (51,999)              (102,533)
------------------------------------------------------------------------------------------------------------
       Total Backlog                                                  $     2,353,838         $    2,464,666
============================================================================================================


B&W Operations' backlog at September 30, 1995 was $1,890,932,000 compared to $1,947,226,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At September 30, 1995, this business unit's backlog with the U.S. Government was $703,943,000 (of which $105,876,000 had not been funded). U.S. Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at September 30, 1995 was $514,905,000 compared to $619,973,000 at March 31, 1995. The current competitive economic environment in the U.S. has negatively affected demand for its construction activities. At September 30, 1995, this business unit's backlog with the U.S. Government was $60,074,000 (of which $54,357,000 had not been funded).

Liquidity and Capital Resources

During the six months ended September 30, 1995, the Delaware Company's cash and cash equivalents increased $7,228,000 to $28,242,000 and total debt decreased $154,805,000 to $565,063,000 primarily through net sales of investments of $298,802,000. During this period, the Delaware Company used cash of $116,440,000 in operating activities, $150,013,000 for the repayment of long-term debt, $17,292,000 for additions to property, plant and equipment, and $6,893,000 for cash dividends on the Delaware Company's preferred stocks. The increase in accounts receivable is primarily due to a decrease of approximately $53,000,000 in the amount of qualified accounts receivable sold under the terms of an agreement with a U.S. bank.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995 and the first half of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,000 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1995 were $74,112,000, of which $65,891,000 has been recovered or is due from insurers. At September 30, 1995, receivables of

$51,511,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment decreased $25,024,000 to $17,292,000 for the six months ended September 30, 1995 as compared with the same period last year (which included expenditures of approximately $18,496,000 related to the portion of its marine construction business sold to International), the majority of which were incurred to maintain existing facilities.

At September 30 and March 31, 1995, The Babcock & Wilcox Company ("B&W") had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $122,000,000 and $175,000,000, respectively, under the terms of an agreement with a U.S. Bank. The maximum sales limit available under the agreement was reduced during July 1995 to $175,000,000. During November 1995, B&W and the bank amended the agreement to provide for an annual renewal of the program.

At September 30 and March 31, 1995, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $267,010,000 and $227,903,000, respectively. Borrowings by the Delaware Company against these lines of credit at September 30 and March 31, 1995 were $120,892,000 and $33,220,000, respectively. In addition, The Babcock & Wilcox Company has available to it an unsecured and committed revolving line of credit facility. During the quarter ended September 30,

1995, the facility was amended to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. There were no borrowings against this facility at September 30 or March 31, 1995. Delta Catalytic Corporation had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,925,000 which expires on May 31, 1997. At September 30 and March 31, 1995 borrowings outstanding against this facility were $14,925,000 and $7,420,000, respectively. In October 1995, Delta Catalytic Corporation repaid and cancelled this facility and replaced it with two unsecured and uncommitted short-term line of credit facitlities aggregating $29,851,000, which are subject to annual renewal.

The Delaware Company maintains an investment portfolio of government obligations and other investments which is classified as available for sale under SFAS No. 115. The fair value of short-term investments at September 30, 1995 was $61,897,000 (amortized cost $62,225,000).

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. No amounts were outstanding under this agreement at September 30 or March 31, 1995.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at September 30 or March 31, 1995.

Working capital increased $152,076,000 from a deficit of $21,580,000 at March 31, 1995 to $130,496,000 at September 30, 1995. During the remainder of fiscal 1996, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio, and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in September 1995 and 1994.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. The Delaware Company has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Reports on Form 8-K

               There were no current reports on Form 8-K filed during the three months ended September 30, 1995.



Signatures

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               McDERMOTT INCORPORATED
                                     ------------------------------------------
                                                  (REGISTRANT)





Date:  11/10/95                 By:  s/Daniel R. Gaubert
       --------                      ------------------------------------------
                                     (SIGNATURE)

                                     Daniel R. Gaubert
                                     Vice President, Finance
                                     and Controller

                                 EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
    27                Financial Data Schedule

