Form 10-Q
period 1995-12-31
MCDERMOTT INC
filed 1996-02-14
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1995

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


                          Yes  [X]                   No  [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of January 30, 1996 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q



                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
              December 31, 1995 and March 31, 1995                                                     4

          Condensed Consolidated Statement of Income (Loss)
               Three and Nine Months Ended December 31, 1995 and 1994                                  6

          Condensed Consolidated Statement of Cash Flows
              Nine Months Ended December 31, 1995 and 1994                                             7

          Notes to Condensed Consolidated Financial Statements                                         9

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        11

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                                        22

SIGNATURES   23

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995

                                     ASSETS


                                                                            12/31/95             3/31/95
                                                                            --------            --------
                                                                          (Unaudited)
                                                                                   (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         20,957      $        21,014
  Short-term investments                                                          62,324              130,195
  Accounts receivable-trade                                                      270,268              233,005
  Accounts receivable-other                                                       67,064               54,655
  Accounts receivable from affiliates                                             19,290               19,493
  Insurance recoverable-current                                                  114,600              111,188
  Contracts in progress                                                          249,344              223,262
  Inventories                                                                     67,062               61,714
  Deferred income taxes                                                           56,103               74,643
  Other current assets                                                             6,001                6,840
-------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                         933,013              936,009
-------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                          679,668              705,489
  Less accumulated depreciation and amortization                                 393,891              402,500
-------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                           285,777              302,989
-------------------------------------------------------------------------------------------------------------

Investments                                                                         -                 231,701
-------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                            642,469              750,219
-------------------------------------------------------------------------------------------------------------

Investment in McDermott International, Inc.                                      600,867              605,242
-------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $95,989,000 at December 31, 1995
  and $90,923,000 at March 31, 1995                                              131,245              136,311
-------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                            260,952              248,718
-------------------------------------------------------------------------------------------------------------

Other Assets                                                                     196,719              175,240
-------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      3,051,042      $     3,386,429
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                            12/31/95               3/31/95
                                                                            --------              --------
                                                                          (Unaudited)
                                                                                   (In thousands)
Current Liabilities:
  Notes payable and current maturities of long-term debt                $        171,718       $      296,718
  Accounts payable                                                               110,798              132,799
  Accounts payable to affiliates                                                  47,430               51,789
  Environmental and products liabilities-current                                 155,768              133,280
  Accrued employee benefits                                                       73,386               83,078
  Accrued liabilities - other                                                    120,031              128,760
  Advanced billings on contracts                                                 132,021              117,584
  U.S. and foreign income taxes                                                    3,264               13,581
-------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                    814,416              957,589
-------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   422,958              423,150
-------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                    375,869              371,707
-------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                           766,997              913,939
-------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 90,754              128,258
-------------------------------------------------------------------------------------------------------------

Contingencies
-------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
    at redemption value                                                           88,089               88,089
  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                                                           85,212               91,162
-------------------------------------------------------------------------------------------------------------

    Total Redeemable Preferred Stocks                                            173,301              179,251
-------------------------------------------------------------------------------------------------------------

Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                                    4                    4
  Capital in excess of par value                                                 621,187              620,981
  Deficit                                                                       (205,164)            (193,380)
  Currency translation adjustments                                                (9,280)             (15,070)
-------------------------------------------------------------------------------------------------------------

    Total Stockholder's Equity                                                   406,747              412,535
-------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      3,051,042      $     3,386,429
=============================================================================================================

                             McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               DECEMBER 31, 1995

                                                     THREE                                    NINE
                                                  MONTHS ENDED                            MONTHS ENDED
                                            12/31/95          12/31/94             12/31/95        12/31/94
                                            --------          --------             --------        --------
                                                                       (Unaudited)
                                                                      (In thousands)
Revenues                                $      502,217    $     560,994   $      1,463,956    $     1,673,471
-------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)             436,172          479,806          1,320,109          1,483,192
  Depreciation and amortization                 12,722           15,202             35,453             52,949
  Selling, general and
    administrative expenses                     33,474           42,474            105,992            128,325
-------------------------------------------------------------------------------------------------------------

                                               482,368          537,482          1,461,554          1,664,466
-------------------------------------------------------------------------------------------------------------

Operating Income before Equity
       in Income of Investees                   19,849           23,512              2,402              9,005

Equity in Income of Investees                    2,043            4,800             38,516              8,930
-------------------------------------------------------------------------------------------------------------

    Operating Income                            21,892           28,312             40,918             17,935
-------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                1,693            2,256              9,541              7,269
  Interest expense                             (13,059)         (12,795)           (40,033)           (33,583)
  Other-net                                     (1,703)          (4,877)              (239)           (24,487)
-------------------------------------------------------------------------------------------------------------

                                               (13,069)         (15,416)           (30,731)           (50,801)
-------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for
  Income Taxes and Cumulative
  Effect of Accounting Change                    8,823           12,896             10,187            (32,866)
Provision for Income Taxes                       5,943            3,937             11,897              7,968
-------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative
  Effect of Accounting Change                    2,880            8,959             (1,710)           (40,834)

Cumulative Effect of Accounting
  Change                                           -                 -                 -                 (512)
-------------------------------------------------------------------------------------------------------------

Net Income (Loss)                       $        2,880   $        8,959   $         (1,710)   $       (41,346)
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  NINE MONTHS ENDED
                                                                             12/31/95            12/31/94
                                                                             --------            --------
                                                                                     (Unaudited)
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                $         (1,710)     $       (41,346)
-------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                                   35,453               52,949
  Provision for deferred taxes                                                     9,629               45,863
  Gain on sale and disposal of assets                                             (2,751)                (198)
  Equity in income of investees, less dividends                                    1,520               (3,196)
  Other                                                                            4,418                5,074
  Changes in assets and liabilities:
    Accounts receivable                                                          (68,042)              14,146
    Net contracts in progress and advance billings                               (11,258)            (115,762)
    Accounts payable                                                             (30,901)              20,067
    Accrued interest                                                              (1,932)             (12,590)
    Accrued liabilities                                                          (10,222)             (10,436)
    Income taxes                                                                 (10,437)             (26,379)
    Other, net                                                                   (30,218)             (18,896)
Proceeds from insurance for products liabilities claims                           84,127               80,550
Payments of products liabilities claims                                         (114,396)             (94,213)
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (146,720)            (104,367)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale and disposal of assets                                     18,237                2,250
Acquisition of business                                                          (13,083)                 -
Purchases of property, plant and equipment                                       (24,925)             (58,748)
Purchases of short and long-term investments                                    (195,835)              (4,023)
Sales of short and long-term investments                                         497,603                4,494
Other                                                                              6,793                1,810
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              288,790              (54,217)
-------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                   NINE MONTHS ENDED
                                                                           12/31/95                  12/31/94
                                                                           --------                  --------
                                                                                     (Unaudited)
                                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                                        $        24,951       $       164,992
Payment of long-term debt                                                      (150,159)                 (451)
Repurchase of preferred stock                                                    (5,743)              (17,185)
Dividends paid                                                                  (10,340)              (10,695)
Other                                                                              (712)                3,026
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                   (142,003)              139,687
-------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                           (124)                  309
-------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (57)              (18,588)
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                21,014                 47,364
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        20,957       $        28,776
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                  $        41,967       $        46,172
  Income taxes (net of refunds)                                         $        23,902       $       (13,776)
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal recurring nature except for favorable worker's compensation cost adjustments ($3,561,000, net of tax of $2,185,000) included in the three and nine months ended December 31, 1995; a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000) included in the nine months ended December 31, 1995; a loss relating to the reduction of estimated products liability asbestos claims recoveries from insurers ($14,478,000) included in the nine months ended December 31, 1994; a reduction in accrued interest expense ($5,000,000 and $16,300,000, respectively) due to the settlement of outstanding tax issues included in the three and nine months ended December 31, 1994; a favorable worker's compensation cost adjustment ($6,067,000) included in the three and nine months ended December 31, 1994; and the cumulative effect of the accounting change for the adoption of Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the nine months ended December 31, 1994. Operating results for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's Annual Report on Form 10-K for the year ended March 31, 1995.

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

NOTE 2 -  PRODUCTS LIABILITY
At December 31, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $881,552,000 (of which approximately $200,000,000 had been asserted) and estimated insurance recoveries were $757,069,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES
Consolidated inventories at December 31, 1995 and March 31, 1995 are summarized below:

                                                        December 31,                           March 31,
                                                           1995                                   1995
                                                        ------------                           ---------
                                                                           (In thousands)
Materials and Supplies                                $          43,621                   $          36,579
Work in Progress                                                 16,013                              15,341
Finished Goods                                                    7,428                               9,794
-----------------------------------------------------------------------------------------------------------

                                                      $          67,062                   $          61,714
===========================================================================================================


NOTE 4 - SALE OF POWER PURCHASE CONTRACTS
During the June 1995 quarter, the Delaware Company's Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold power purchase contracts back to a local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. The Delaware Company's equity in the earnings of these partnerships was $18,000 and $32,883,000 (including its share of the gain) for the three and nine months ended December 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
During the three and nine months ended December 31, 1995, the Delaware Company's Canadian operations contributed 46% and 46%, respectively, to total revenues and $9,729,000 and $25,637,000, respectively, to operating income.
The operating income reflects activity on contracts performed at its Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for two government owned utilities located in the Far East.

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed on a business unit basis as follows: B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and Engineering, Construction and Industrial Operations business unit (includes the Delaware Company's Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues include eliminations between business units. Other business unit income (loss) includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three and nine months ended December 31, 1994, Other revenues and business unit income (loss) includes the results of the marine construction services business that was sold to International on January 31, 1995 and other businesses disposed of during fiscal year 1995. Prior year information has been reclassified to conform with the December 31, 1995 presentation.

                                                         THREE                              NINE
                                                      MONTHS ENDED                      MONTHS ENDED
                                                12/31/95        12/31/94         12/31/95         12/31/94
                                                ---------      ----------        --------         --------
                                                                      (In thousands)
REVENUES
B&W Operations                               $    337,763    $    327,419    $      968,645    $      938,056
Engineering, Construction and
  Industrial Operations                           179,263         178,015           539,653           556,131
Other (including Transfer Eliminations)           (14,809)         55,560           (44,342)          179,284
-------------------------------------------------------------------------------------------------------------

    TOTAL REVENUES                           $    502,217    $     560,994   $    1,463,956    $    1,673,471
=============================================================================================================

                                                           THREE                            NINE
                                                        MONTHS ENDED                    MONTHS ENDED
                                                  12/31/95        12/31/94       12/31/95         12/31/94
                                                  ---------      ----------      --------         --------
                                                                       (In thousands)
OPERATING INCOME
Business Unit Income (Loss):
  B&W Operations                              $     30,927    $     21,369    $     43,014    $        38,762
  Engineering, Construction and
      Industrial Operations                         (2,536)         (4,061)        (16,755)           (18,190)
  Other                                             (5,059)         15,317          (8,392)            12,802
-------------------------------------------------------------------------------------------------------------

    TOTAL BUSINESS UNIT INCOME                      23,332          32,625          17,867             33,374
-------------------------------------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:
  B&W Operations                                     1,053           2,778          36,835              5,248
  Engineering, Construction and
      Industrial Operations                            990            (914)          1,681               (748)
  Other                                                 -            2,936             -                4,430
-------------------------------------------------------------------------------------------------------------
  TOTAL EQUITY IN INCOME
       OF INVESTEES                                  2,043           4,800          38,516              8,930
-------------------------------------------------------------------------------------------------------------

Corporate G&A Expense                                (3,483)        (9,113)        (15,465)           (24,369)
-------------------------------------------------------------------------------------------------------------

    TOTAL OPERATING INCOME                    $     21,892    $     28,312    $     40,918    $        17,935
=============================================================================================================



RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994

B&W Operations' revenues increased $10,344,000 to $337,763,000 primarily due to higher revenues from the Power Generation Group's contracts for replacement nuclear steam generators for domestic customers manufactured at its Cambridge, Ontario location and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and environmental control systems. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues.

Engineering, Construction and Industrial Operations' revenues increased $1,248,000 to $179,263,000 primarily due to higher revenues from the Engineering and Construction Group's engineering activities in Canada and the U.S. In addition, there were higher revenues from the Shipbuilding and Industrial Group's air-cooled heat exchangers. These increases were partially offset by lower revenues from the Engineering and Construction Group's repair and alteration of utility and industrial boilers in the U.S. and the Shipbuilding and Industrial Group's shipyard operations.

Other revenues decreased $70,369,000 primarily due to the inclusion in the prior year of revenues of $78,159,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' business unit income increased $9,558,000 to $30,927,000 primarily due to the Power Generation Group's improved margins on its fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000), and on its replacement parts. In addition, there were higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel and reactor components).

Engineering, Construction and Industrial Operations' business unit loss decreased $1,525,000 to $2,536,000 primarily due to improved margins from the Shipbuilding and Industrial Group's shipyard operations and higher volume and
margins on air-cooled heat exchangers.   In addition, there was higher volume
from the Engineering and Construction Group's engineering activities in Canada and the U.S. These increases were partially offset by lower volume and margins from the Engineering and Construction Group's repair and alteration of utility and industrial boilers in the U.S.

Other business unit income in the prior period includes income of $13,692,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' equity in income of investees decreased $1,725,000 to $1,053,000 primarily due to lower operating results in a domestic joint venture.

Engineering, Construction and Industrial Operations' equity in income of investees increased $1,904,000 from a loss of $914,000 to income of $990,000 primarily due to improved results from a domestic fabrication joint venture and several Canadian joint ventures.

Other business unit equity in income of investees in the prior period includes the results of the CMM Mexican joint venture which is now a part of the marine construction services business contributed to J. Ray McDermott, S.A. by International on January 31, 1995.

Interest income decreased $563,000 to $1,693,000 primarily due to decreases in investments in government obligations and other investments.

Interest expense increased $264,000 to $13,059,000 primarily due to a reduction in accrued interest on proposed tax deficiencies of $5,000,000 that was recorded in the prior period and changes in debt obligations and interest rates prevailing thereon.

Other-net expense decreased $3,174,000 to $1,703,000 primarily due to higher bank fees and discounts on the sale of certain accounts receivable in the prior period.

The provision for income taxes increased $2,006,000 to $5,943,000, while income before the provision for income taxes decreased $4,073,000 to $8,823,000. The increase in the provision for income taxes is primarily due to an increase in non U.S. income, partially offset by recognition of income tax benefits on losses in the U.S. in the current period which was limited in the prior period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994

B&W Operations' revenues increased $30,589,000 to $968,645,000 primarily due to higher revenues from the Power Generation Group's contracts for replacement nuclear steam generators for domestic customers manufactured at its Cambridge, Ontario location, and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and environmental control systems in the U.S. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues. These were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $16,478,000 to $539,653,000 primarily due to lower revenues the Engineering and Construction Group's activities relating to the construction, repair and alteration of utility and industrial boilers in the

U.S., and from the Shipbuilding and Industrial Group's shipyard operations. These decreases were partially offset by higher revenues from the Engineering and Construction Group's maintenance, construction and engineering activities in Canada and domestic engineering activities. In addition, there were higher revenues from the Shipbuilding and Industrial Group's air-cooled heat exchangers.

Other revenues decreased $223,626,000 primarily due to the inclusion in the prior year of revenues of $230,061,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' business unit income increased $4,252,000 to $43,014,000 primarily due to higher volume and margins from the Power Generation Group's replacement nuclear steam generators and plant enhancement projects and improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000). These increases were partially offset by lower margins from fabrication of industrial boilers in the U.S. In addition, there were higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components). This was partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss decreased $1,435,000 to $16,755,000 primarily due to improved margins from the Shipbuilding and Industrial Group's shipyard operations and higher volume and margins from air-cooled heat exchangers. These increases were partially offset by lower volume and margins from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., including cost overruns on the completion of a contract for one U.S. customer.

Other business unit income in the prior period includes income of $17,408,000 related to the marine construction services business sold to International on January 31, 1995.

B&W Operations' equity in income of investees increased $31,587,000 to $36,835,000 primarily due to the Power Generation Group's sale of power purchase contracts back to a local utility in the current period and a provision for a loss on discontinuing a domestic joint venture in the prior period.

Other business unit equity in income of investees in the prior period includes the results of the CMM Mexican joint venture which is now a part of the marine construction services business contributed to J. Ray McDermott, S.A. by International on January 31, 1995.

Interest income increased $2,272,000 to $9,541,000 primarily due to increased investments in government obligations and other investments.

Interest expense increased $6,450,000 to $40,033,000 primarily due a reduction in accrued interest on proposed tax deficiencies of $16,300,000 that was recorded in the prior period and changes in debt obligations and interest rates prevailing thereon,.

Other-net expense decreased $24,248,000 to $239,000. This decrease was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers, losses on the sale of securities and higher bank fees and discounts on the sales of certain accounts receivable, all in the prior period, and gains of $2,751,000 on the disposal of assets in the current period.

The provision for income taxes increased $3,929,000 to $11,897,000, while income (loss) before the provision for income taxes and cumulative effect of accounting change increased $43,053,000 to income of $10,187,000 from a loss of $32,866,000. The increase in the provision for income taxes is primarily due to an increase in non U.S. income, partially offset by recognition of income tax benefits on losses in the U.S. in the current period which was limited in the prior period.

Net loss decreased $39,636,000 to $1,710,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," of $512,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                          12/31/95                 3/31/95
                                                                         ----------              ----------
                                                                                   (In thousands)
Business Unit Backlog:
  B&W Operations                                                      $      2,150,747        $     1,947,226
  Engineering, Construction and
      Industrial Operations                                                    489,814                619,973
  Other (including Transfer Eliminations)                                      (44,751)              (102,533)
-------------------------------------------------------------------------------------------------------------

    Total Backlog                                                     $      2,595,810        $     2,464,666
=============================================================================================================


B&W Operations' backlog at December 31, 1995 was $2,150,747,000 compared to $1,947,226,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At December 31, 1995, this business unit's backlog with the U.S. Government was $807,844,000 (of which $89,411,000 had not been funded). U.S. Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at December 31, 1995 was $489,814,000 compared to $619,973,000 at March 31, 1995. The current competitive economic environment in the U.S. has negatively affected demand for its construction activities. At December 31, 1995, this business unit's backlog with the U.S. Government was $56,321,000 (of which $6,603,000 had not been funded).

Liquidity and Capital Resources

During the nine months ended December 31, 1995, the Delaware Company's cash and cash equivalents decreased $57,000 to $20,957,000 and total debt decreased $125,192,000 to $594,676,000 primarily through net sales of investments of $301,768,000. During this period, the Delaware Company used cash of $146,720,000 in operating activities, $150,159,000 for the repayment of long-term debt, $24,925,000 for additions to property, plant and equipment, $13,083,000 for the acquisition of Joy Environmental Technologies, and $10,340,000 for cash dividends on the Delaware Company's preferred stocks.

The increase in accounts receivable is primarily due to a reduction of approximately $53,000,000 in the amount of qualified accounts receivable sold under the terms of an agreement with a U.S. bank. Accounts payable were lower than at March 31, 1995 resulting from payments made on certain of the Power Generation Group's contracts in its Canadian operations.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995 and the first nine months of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,300 per claim over the last three years) has continued to rise. Claims paid during the nine months ended December 31, 1995 were $114,396,000, of which $101,952,000 has been recovered or is due from insurers. At December 31, 1995, receivables of $52,750,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment decreased $33,823,000 to $24,925,000 for the nine months ended December 31, 1995 as compared with the same period last year (which included expenditures of approximately $19,266,000 related to the portion of its marine construction business sold to International), the majority of which were incurred to maintain existing facilities.

At December 31 and March 31, 1995, The Babcock & Wilcox Company ("B&W") had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $122,000,000 and $175,000,000, respectively, under the terms of an agreement with a U.S. Bank. The maximum sales limit available under the agreement was reduced during July 1995 from $225,000,000 to $175,000,000 and during December 1995 to $140,000,000. During
November 1995, B&W and the bank amended the agreement to provide for an annual renewal of the program.

At December 31 and March 31, 1995, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $253,967,000 and $227,903,000, respectively. Borrowings by the Delaware Company against these lines of credit at December 31 and March 31, 1995 were $90,345,000 and $33,220,000, respectively. In addition, The Babcock & Wilcox Company has available to it an unsecured and committed revolving line of credit facility. During the quarter ended September 30, 1995, the facility was amended to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. Borrowings outstanding against this facility at December 31, 1995 were $35,000,000, while there were none outstanding at March 31, 1995. McDermott Engineers & Constructors (Canada) Ltd. (formerly Delta Catalytic Corporation) had available from a certain Canadian bank, an unsecured and committed revolving credit facility of $14,925,000. At March 31, 1995 borrowings outstanding against this facility were $7,420,000. In October 1995, this facility was repaid and cancelled.

The Delaware Company maintains an investment portfolio of government obligations and other investments which is classified as available for sale under SFAS No. 115. The fair value of short-term investments at December 31, 1995 was $62,324,000 (amortized cost $61,800,000). Subsequent to December 31, 1995, $48,726,000 (amortized cost) of these investments were used to repay short-term debt.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. No amounts were outstanding under this agreement at December 31 or March 31, 1995.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at December 31 or March 31, 1995.

Working capital increased $140,177,000 from a deficit of $21,580,000 at March 31, 1995 to $118,597,000 at December 31, 1995. During the remainder of fiscal 1996, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in December 1995 and 1994.

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

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

               27    Financial Data Schedule

           (b) Reports on Form 8-K

               There were no current reports on Form 8-K filed during the three months ended December 31, 1995.



Signatures

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             McDERMOTT INCORPORATED





February 12, 1996                            /s/Daniel R. Gaubert
                                             ----------------------------------
                                        By:  Daniel R. Gaubert
                                             Vice President, Finance and
                                             Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit      Description

Exhibit 27 - Financial Data Schedule