Form 10-K405
period 1996-03-31
MCDERMOTT INC
filed 1996-06-14
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For the fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

                     Yes  [X]                   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $165,244,686 as of April 23, 1996.

The number of shares of Common Stock, par value $1 per share, outstanding as of April 23, 1996 was 3,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities and Exchange Act of 1934 in connection with action to be taken by the Company without a meeting of stockholders on August 6, 1996 is incorporated by reference into Part III of this report.

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

                       I N D E X  -   F O R M  1 0 - K




                                                                         PAGE
                                   PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED SECURITY HOLDER MATTERS                             16

Item 6.       SELECTED FINANCIAL DATA                                     17

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              General                                                     18
              Fiscal Year 1996 vs. Fiscal Year 1995                       19
              Fiscal Year 1995 vs. Fiscal Year 1994                       21
              Effects of Inflation and Changing Prices                    23
              Liquidity and Capital Resources                             23
              New Accounting Standards                                    25

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA

              Report of Independent Auditors                              26
              Consolidated Balance Sheet - March 31, 1996 and 1995        27
              Consolidated Statement of Loss for the Three Fiscal
                 Years ended March 31, 1996                               29
              Consolidated Statement of Stockholder's Equity for the
                 Three Fiscal Years ended March 31,1996                   30
              Consolidated Statement of Cash Flows for the Three Fiscal
                 Years ended March 31, 1996                               31
              Notes to Consolidated Financial Statements                  33

Item 9.       DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                    61

                        I N D E X  -   F O R M  1 0 - K



                                                                          PAGE
                                   PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               62

Item 11.  EXECUTIVE COMPENSATION                                           62

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                               62

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   62



                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K                                                  63


Signatures                                                                 65

                                   P A R T  I

Items 1. and 2.   BUSINESS AND PROPERTIES

A.  GENERAL

McDermott Incorporated was incorporated in 1946 as a successor to a business which had been providing construction services to the oil and gas industry since the 1920's. McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes McDermott Incorporated and J. Ray McDermott, S.A. ("JRM"). International's Common Stock, McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock and JRM's Common Stock are publicly traded.

On January 31, 1995, International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM
acquired Offshore Pipelines, Inc. (the "Merger").   In connection with the
Merger, McDermott Incorporated sold a portion of its marine construction services business to International. The business sold included the fabrication and installation of marine pipelines and offshore structures and subsea production systems. The discussion set forth below under Items 1. and 2. describes the McDermott Incorporated's Marine Construction Services business segment as currently conducted after the sale.

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

The Delaware Company operates in two business segments:

       o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy; and

       o Marine Construction Services, which supplies design, engineering, and project and construction management services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. This segment's activities also include the maintenance and construction of a variety of marine vessels and fabrication of structures and equipment for offshore drilling and production operations.

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

The following tables show revenues and operating income (loss) of the Delaware Company for the three fiscal years ended March 31, 1996 and do not include the operating results for the period after January 31, 1995 for the portion of the marine construction services business sold to International. See Note 16 to the consolidated financial statements for additional information with respect to the Delaware Company's business segments and operations in different geographic areas.

                                   REVENUES

                            (Dollars in Millions)

                                                            FOR FISCAL YEARS ENDED MARCH 31,
                                                 1996                      1995                  1994
                                       ------------------------  ----------------------  ----------------------
Power Generation Systems
   and Equipment                       $       1,708.3      84%  $      1,663.0     75%  $     1,614.0     72%
Marine Construction Services(1)                  329.6      16%           560.0     25%          632.2     28%
Intersegment Transfer
   Eliminations                                   (9.9)      -              (.6)      -           (2.8)     -
- ---------------------------------------------------------------------------------------------------------------
Total Revenues                         $       2,028.0     100%  $      2,222.4    100%  $     2,243.4     100%
===============================================================================================================

                           OPERATING INCOME (LOSS)
                            (Dollars in Millions)


                                                            FOR FISCAL YEARS ENDED MARCH 31,
                                                 1996                      1995                  1994
                                       ------------------------  ----------------------  ----------------------
Segment Operating Income (Loss):(2)
   Power Generation Systems
     and Equipment                     $          17.2      -    $         17.6     -    $        49.6     90%
   Marine Construction Services(1)               (26.9)     -             (34.6)    -              5.7     10%
- ---------------------------------------------------------------------------------------------------------------
Total Segment Operating
   Income (Loss)                                  (9.7)     -             (17.0)    -             55.3     100%
- ---------------------------------------------------------------------------------------------------------------

Equity in Income of Investees:
   Power Generation Systems
     and Equipment                     $          31.8      88%  $          5.8     56%  $         8.6     95%
   Marine Construction Services                    4.5      12%             4.5     44%             .5      5%
- ---------------------------------------------------------------------------------------------------------------
Total Equity in Income
   of Investees                                   36.3     100%            10.3    100%            9.1     100%
- ---------------------------------------------------------------------------------------------------------------

General Corporate Expenses (2)                   (22.8)     -             (34.9)    -            (32.4)   -
- ---------------------------------------------------------------------------------------------------------------

Total Operating Income (Loss)          $           3.8      -    $        (41.6)    -    $        32.0    -
===============================================================================================================


(1) See Note 2 to the consolidated financial statements regarding the sale of a portion of the marine construction business during fiscal year 1995 .

(2) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the business segments which were previously included in General Corporate Expenses.

B.  POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. It supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. These facilities use a wide variety of fuels, including, but not limited to coal, oil, bitumen, natural gas, solid municipal waste, agricultural waste and biomass. This segment is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. It provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. This segment also supplies air-cooled and condensing heat exchangers for the process and power industries.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power plants and other independent power producing plants. It is participating in this market as a contractor for engineer-procure- construct services, as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. This activity has made significant contributions to the operating income of the Delaware Company in all three fiscal years and is expected to do so in the foreseeable future. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U.S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U.S. and international markets, from its Cambridge, Ontario and other B&W locations. The Cambridge facility was awarded contracts during fiscal years 1993 through 1995 valued at approximately $430,000,000 to supply replacement recirculating steam generators to four domestic utilities and work performed on these contracts has made significant contributions to the operating income of the facility. While most of these contracts will be completed during fiscal year 1997, this activity is expected to continue to make significant contributions to operating income in the foreseeable future, although at lower levels. B&W also supplies field repair and refurbishment services to the Canadian, U.S. and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Indianapolis, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, and Calgary, Alberta, Canada. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations located outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income, respectively, follow:


                                    REVENUES                                     SEGMENT OPERATING INCOME
FISCAL YEAR               AMOUNT                  PERCENT                     AMOUNT                PERCENT
                                                        (Dollars in Thousands)
     1996            $       657,627                32%                   $       33,289                -%
     1995                    530,689                24%                           36,714                -%
     1994                    372,474                17%                           30,529               55%

Revenues and segment operating income presented above do not include the operating results of this segment's equity investees. B&W primarily conducts its foreign business from its Calgary, Alberta and Cambridge, Ontario (which also serves the United States market) locations. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of International's equity investees located in China, Indonesia, India and Egypt.

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

This segment is not sole source dependent for any significant raw materials except for uranium, which is furnished and owned by the U.S. Government, and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industrial institutions. The electric power generation industry accounted for approximately 36%, 41% and 36% of the Delaware Company's total revenues for fiscal years 1996, 1995 and 1994, respectively. For the fiscal years 1996,

1995 and 1994, the U.S. Government, excluding government-owned utilities, accounted for approximately 19%, 16% and 17% of total revenues, including 16%, 14% and 13% related to nuclear fuel assemblies and reactor components for the U.S. Navy.

Steam generating system equipment orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign-based companies, specializing in steam generating systems, equipment and services, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

B&W is the sole supplier of nuclear fuel assemblies and reactor components to the U. S. Navy for the Naval Reactors Program. In fiscal year 1996, B&W was awarded approximately $375,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design. B&W is the sole supplier to the U.S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1996 and 1995 for the Power Generation Systems and Equipment segment was $2,276,973,000 and $2,130,754,000 or approximately 92% and 86%, respectively, of the Delaware Company's backlog. Of the March 31, 1996 backlog, it is expected that approximately $1,144,111,000 will be recognized in revenues in fiscal year 1997, $541,081,000 in fiscal year 1998 and $591,781,000 thereafter, of which approximately 73% will be recognized in fiscal years 1999 through 2001. At March 31, 1996, this segment's backlog with the U. S. Government was $816,783,000 (of which $57,988,000 had not yet been funded), or approximately 33% of the Delaware Company's total backlog.

Included in backlog at March 31, 1996, are contract awards of approximately $200,000,000 to supply two 660 megawatt coal-fired boilers and complete wet flue gas desulfurization systems to the Sumitomo Corporation of Tokyo for a power plant in central Java, Indonesia; two contracts totalling approximately $110,000,000 signed with the Egyptian Electricity Authority for the supply of steam generating equipment for two new power stations; and awards of $100,000,000 by Hyundai Heavy Industries Co., Ltd to supply flue gas desulfurization equipment for ten 500 megawatt coal-fired power station units in Korea.

If in management's judgement it becomes doubtful whether contracts will proceed, the backlog is adjusted accordingly. If contracts are deferred or cancelled, B&W is usually entitled to a financial settlement related to the individual circumstances of the contract. Operations and maintenance contracts, which are performed over an extended period, are included in backlog based upon an estimate of the revenues from these contracts.

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

Electrical consumption has grown moderately in the United States in recent years. Competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to the electric utilities' transmission and distribution systems. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering of large, new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are producing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

Substantially all the customers of B&W are affected by environmental regulations of the countries in which their facilities are located. In the United States, the Clean Air Act Amendments of 1990 required many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer repairs and refurbishments on existing plants. The same requirements have caused other customers to purchase
environmental control equipment from B&W.   Future changes in environmental
regulations will continue to effect demand for B&W products and services.

The systems, products and services of B&W are capital intensive. As such, demand for the company's products is heavily affected by the variations in the business cycles in the customer industries and in the overall economies of their countries. Availability of funds for financing, investment and maintenance at B&W's customers varies with the conditions of their domestic businesses.

Even with the maturing of the U.S. Navy's shipbuilding program and U.S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has continued to comprise a substantial portion of this segment's backlog with the U.S. Government at March 31, 1996. The backlog of orders for the U.S. Navy nuclear fuel assemblies and nuclear reactor components is expected to continue to be a significant part of backlog because B&W became the sole source provider of these assemblies in fiscal year 1991, and supplies nuclear fuel assemblies due to reload requirements.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services and the management of government owned facilities, primarily within the Department of Energy's nuclear weapons complex. Currently, B&W operates the Specific Manufacturing Capability facility at the Department of Energy's Idaho National Engineering Laboratory and, since July 1, 1995, has participated in the management and operation of the Rocky Flats Environmental Technology Site near Denver, Colorado with six other companies. In addition, B&W is part of a team that operates and manages the Strategic Petroleum Reserve from New Orleans, Louisiana.

C.   MARINE CONSTRUCTION SERVICES

GENERAL

In connection with the Merger of Offshore Pipelines, Inc. into JRM on January 31, 1995, the Delaware Company sold a portion of its marine construction services business to International. The discussion below describes the Delaware Company's Marine Construction Services segment as currently conducted after the sale.

The Marine Construction Services segment supplies design, engineering, and project and construction management services for the offshore oil and gas exploration and production and hydrocarbon processing industries. This segment also provides maintenance services to energy related industries. This segment's shipyard facilities supply complete maintenance and construction facilities and is a builder of a variety of marine vessels, including ferries, barges, tugboats, container ships, bulk carriers, and other specialized vessels. This segment's shipyard is located on approximately 58 acres of leased land near Morgan City, Louisiana.

The Delaware Company owns a 49% interest in a joint venture, Universal Fabricators, Incorporated, whose activities include the fabrication and assembly of structures and equipment for offshore drilling and production operations and facilities, and is located in New Iberia, Louisiana.

FOREIGN OPERATIONS

The amounts of Marine Construction Services' revenues, including intersegment revenues, and segment operating income (loss) derived from operations located outside of the United States, and the approximate percentages of those revenues and segment operating income to the Delaware Company's total revenues and total segment operating income (loss), respectively, follow:

                                    REVENUES                               SEGMENT OPERATING INCOME (LOSS)
FISCAL YEAR               AMOUNT                 PERCENT                  AMOUNT                    PERCENT
                                                     (Dollars in Thousands)
     1996            $       254,838                13%                $    (12,447)                   - %
     1995                    235,923                11%                     (13,229)                   - %
     1994                    238,656                11%                       7,202                    13%

Revenues and segment operating income presented above do not include the operating results of this segment's equity investees. The majority of the Delaware Company's foreign operations are conducted by McDermott Engineers and Constructors (Canada) Ltd. which was acquired in fiscal year 1994.

RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies, ship owners and, primarily in the inland U.S. waterways, barge operators and owners. Customers generally contract with this segment for design, engineering, and project and construction management services, maintenance and construction of marine vessels, and fabrication of structures and equipment for offshore drilling and production operations. Contracts are usually awarded on a competitive bid basis.

There are several companies which compete effectively with the Delaware Company in each of this segment's activities.

BACKLOG

As of March 31, 1996 and 1995, the Marine Construction Services' backlog amounted to $187,288,000 and $333,912,000 or approximately 8% and 14%, respectively, of the Delaware Company's total backlog. Of the March 31, 1996 backlog, it is expected that approximately $156,579,000 will be recognized in revenues in fiscal year 1997, $21,751,000 in fiscal year 1998 and $8,958,000 thereafter. Not included in backlog at March 31, 1996 and 1995 was backlog relating to contracts performed by unconsolidated joint ventures of $24,000,000 and $36,000,000, respectively.

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

FACTORS AFFECTING DEMAND

The activity of the Marine Construction Services' segment depends mainly on the capital expenditures of oil and gas companies for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and political and economic conditions. Demand for new ship construction and inland barges is impacted by charter rates that ship and barge owners and operators can earn and by the age and condition of the existing fleet.

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures are expected to increase. Demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. This segment's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

D.   PATENTS AND LICENSES

Many U.S. and foreign patents have been issued to the Delaware Company and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to the Delaware Company. While the Delaware Company regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

E.   RESEARCH AND DEVELOPMENT ACTIVITIES

The Delaware Company conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1996, 1995 and 1994, approximately $66,597,000, $63,695,000, and $67,695,000, respectively, was spent by the Delaware Company on research and development activities, of which approximately $45,106,000, $44,240,000, and $48,112,000, respectively, was paid for by customers of the Delaware Company. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. The Delaware Company's new multi-million dollar clean environment development facility in Alliance, Ohio was completed during fiscal year 1995. The facility was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 300 employees were engaged full time in research and development activities at March 31, 1996.

F.   INSURANCE

The Delaware Company maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which the Delaware Company considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, the Delaware Company endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which the Delaware Company may be subject.

The Delaware Company's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to customers' property, the Delaware Company has obtained waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customers' nuclear property policy. To protect against liability from claims brought by third parties, the Delaware Company is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended ("the Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where the Delaware Company provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although the Delaware Company does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for four of its five facilities which are licensed to maintain special nuclear materials. The fifth facility operates primarily as a conventional research center. However, this facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at the Delaware Company's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the five facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to agreements entered into with the U.S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the U.S. Government has assumed the risks of public liability claims.

The insurance coverage of the Delaware Company for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from the Delaware Company's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Notes 1 and 11 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

G.   EMPLOYEES

At March 31, 1996 the Delaware Company employed, under its direct supervision, approximately 14,600 persons compared with 16,000 at March 31, 1995. Approximately 6,400 employees were members of labor unions at March 31, 1996 as compared with approximately 4,600 at March 31, 1995. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, four contracts covering approximately 300 of B&W's hourly workers will expire. B&W expects to renew these contracts successfully, without incident. The Delaware Company considers its relationships with its employees to be satisfactory.

H.   ENVIRONMENTAL REGULATIONS AND MATTERS

The Delaware Company is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, as amended, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. The Delaware Company's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. The Delaware Company believes that its facilities are in substantial compliance with current regulatory standards.

The Delaware Company's compliance with U. S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $1,275,000 in fiscal year 1996, and it expects to spend another $3,908,000 on such capital expenditures over the next five years. The Delaware Company cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $7,398,000 in fiscal year 1996.

The Delaware Company has been identified as a potentially responsible party at various cleanup sites under the CERCLA as amended. The Delaware Company has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to each site. Based on its relative contribution of waste to each site, the Delaware Company's share of the ultimate liability for the various sites is not expected to have a material effect on the Delaware Company's consolidated financial position.

Remediation projects have been or may be undertaken at certain of the Delaware Company's current and former plant sites, and, during fiscal year 1995, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. B&W expects to obtain approval from the NRC to have the site released for unrestricted use before the end of calendar year 1996.

During fiscal year 1995, a decision was made to close certain of B&W's nuclear manufacturing facilities and a provision of $41,724,000 for the decontamination, decommissioning, and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license, while funding support is being sought. A decommissioning plan was submitted for review and approval as required by the NRC during January 1996. B&W expects to reach an agreement with the NRC in fiscal year 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

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

The Delaware Company performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U. S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will continue to provide financial assurance of $11,788,000 during fiscal year 1997 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material effect upon the consolidated financial position of the Delaware Company.

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

The Delaware Company has charged International for engineering services based on charges to unrelated parties for similar work and for general and administrative activities based on an allocation of cost. Effective April 1, 1996, the Delaware Company and JRM, through subsidiaries, created an equally owned joint venture which is a preferred (but not exclusive) provider of engineering services to certain subsidiaries of McDermott International in the U.S. for onshore- related work and to JRM for offshore-related work. The charges for such services are to be based on charges to unrelated parties for similar work and for general and administrative activities based on allocation of cost. Arrangements for pricing these services will be reviewed periodically by the parties.

While the Delaware Company's employee liability, comprehensive, general liability, property, marine and other insurance programs are placed through commercial insurance carriers, substantially all of such employee liability exposure is reinsured, and significant deductibles under the Delaware Company's other insurance programs are insured, by wholly owned insurance subsidiaries of McDermott International. The premiums charged by such insurance companies of McDermott International for such insurance are based upon the claims experience and forecasted activities of the Delaware Company and its subsidiaries. Management believes this approach is more cost effective as there is generally no commercial market for insurance on the same economic terms for these types of exposure.

Item 3.     LEGAL PROCEEDINGS

Due to the nature of its business, the Delaware Company is, from time to time, involved in litigation. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of the Delaware Company.

For a discussion of the Delaware Company's potential liability for non-employee products liability asbestos claims, see Item 1F and Note 1 and 11 to the consolidated financial statements.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I



Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As a result of the plan of reorganization announced by the Delaware Company on October 28, 1982 and completed on March 15, 1983, all of the Delaware Company's outstanding Common Stock is owned by International and, consequently, there is no market for the Delaware Company's Common Stock. For restrictions on the Delaware Company's present or future ability to pay dividends, see Item 7 Liquidity and Capital Resources and Note 7 to the consolidated financial statements.

Item 6.     SELECTED FINANCIAL DATA

                                                  FOR THE FISCAL YEARS ENDED MARCH 31,
                            1996               1995              1994              1993              1992
                        -------------     -------------     -------------      ------------      ------------
                                                           (In thousands)
Revenues                $   2,027,975     $   2,222,390     $   2,243,366      $  1,969,622      $  2,309,408
Income (Loss)
 From Continuing
 Operations before
 Extraordinary Items
 and Cumulative
 Effect of Accounting
 Changes                $     (27,143)    $     (73,880)    $     (26,316)     $    (27,079)     $     29,857
Net Income
  (Loss)                $     (27,143)    $     (74,392)    $    (127,066)     $   (273,825)     $     26,489
Total Assets            $   3,019,780     $   3,386,429     $   3,500,726      $  2,345,658      $  2,464,818
Long-Term Debt          $     423,882     $     423,150     $     584,532      $    492,036      $    658,007
Redeemable
 Preferred Stocks             173,301           179,251           196,672           204,482           204,482
                        -------------     -------------     -------------      ------------      ------------

       Total            $     597,183     $     602,401     $     781,204      $    696,518      $    862,489

See Note 3 to the consolidated financial statements regarding acquisitions in
fiscal years 1996 and 1994.   See Note 2 regarding the sale of a portion of the
marine construction services business to International in fiscal year 1995.
See Note 1 regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995 and Emerging Issues Task Force Issue No. 93-5 in fiscal year 1994. Fiscal year 1993 includes the cumulative effect of the adoption of SFAS No. 106 and SFAS No. 109. See Note 11 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims.

In fiscal year 1996, Net Loss included an after tax equity income gain of $20,047,000 resulting from the sale of two power purchase contracts and an after tax charge of $7,840,000 due to the write-off of an insurance receivable due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. In fiscal year 1995, Loss before Cumulative Effect of Accounting Change included after tax charges of $30,218,000 for provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, and $8,832,000 for the reduction of estimated products liability asbestos claims recoveries from insurers. Also, in fiscal year 1995, after tax income included $16,631,000 for a reduction in accrued interest expense due to the settlement of outstanding tax issues. In fiscal years 1993 and 1992, Income (Loss) from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes included after tax gains from the sale of the Delaware Company's interest in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively.

All of the Common Stock of the Delaware Company is owned by International and, therefore, no per share data is shown above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A significant portion of the Delaware Company's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, the Delaware Company's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. The Delaware Company's policy attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results.

In general, both of the Delaware Company's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

The performance of the Power Generation Systems and Equipment segment is largely a function of capital spending in the electric power generation industry and U.S. Government spending, especially for nuclear fuel assemblies and reactor components for the U.S. Navy. This segment's recent business activities have been characterized by significant demand for large, new baseload generating units for electric utilities in Asia and the Middle East and relatively weaker markets in the United States and Europe.

The performance of the Marine Construction Services segment is a function of the level of oil and gas development activity. As a result, this segment's revenues and profitability reflect some variability associated with the timing of the completion of significant development projects and commencement of others as to which it has contracts. In addition, the demand for new ship construction and inland barges is impacted by charter rates that ship and barge owners and operators can earn and by the age and condition of the existing fleet. Based on its ongoing dialogue with existing customers with respect to possible future contracts, the Delaware Company expects some improvement in certain of its significant markets including the Gulf of Mexico. However, the Delaware Company cannot at this time predict the timing or extent of any improvement in the industry or the future level of demand for services of this segment.

The foregoing statements regarding the Delaware Company's markets and the other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, among others, the uncertainties relating to the development of electric generating units and offshore development decisions to be made by oil and gas exploration and development companies.

During fiscal year 1996 and 1995, the Delaware Company's Canadian operations contributed 44% and 34% to total revenues and $18,655,000 and $25,431,000 to operating income, respectively, reflecting increased activity at its Cambridge, Ontario location, principally due to the supply of replacement recirculating steam generators to domestic utilities and work for two government owned utilities located in the Far East.

FISCAL YEAR 1996 VS FISCAL YEAR 1995

Power Generation Systems and Equipment's revenues increased $45,257,000 to $1,708,274,000. This was primarily due to higher revenues from engineering, procurement and construction of cogeneration plants, from defense and space-related products (other than nuclear fuel assemblies and reactor components), replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location and fabrication of industrial boilers. These increases were partially offset by lower revenues from repair and alteration of existing fossil fuel steam systems, fabrication and erection of fossil fuel steam and environmental control systems and nuclear fuel assemblies and reactor components for the U.S. Government.

Power Generation Systems and Equipment's segment operating income decreased $466,000 to $17,176,000 due to the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. There were also lower margins from engineering, procurement and construction of cogeneration plants. In addition, there were lower volume and margins from repair and alteration of existing fossil fuel steam systems, plant enhancement projects and from operations and maintenance contracts. These decreases were offset by provisions of $46,489,000 for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility in the prior year. In addition, there were higher volume and margins from replacement nuclear steam generators, improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000) and higher volume from defense and space-related products (other than nuclear fuel assemblies and reactor components).

Power Generation Systems and Equipment's equity in income of investees increased $25,891,000 to $31,747,000. This represents the results of approximately 10 active joint ventures, but is primarily due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility.

Backlog for this segment at March 31, 1996 was $2,276,973,000 compared to $2,130,754,000 at March 31, 1995. At March 31, 1996, this segment's backlog with the U. S. Government was $816,783,000 (of which $57,988,000 had not yet been funded) and includes orders for nuclear fuel assemblies and reactor components for the U.S. Navy. These orders are expected to continue to comprise a substantial portion of backlog with the U.S. Government as B&W is the sole source provider of these nuclear fuel assemblies due to reload requirements.

This segment's foreign markets for industrial and utility boilers remain strong as electric utilities in Asia and the Middle East are active purchasers of large, new baseload generating units, due to the rapid growth of their economies and to the small existing stock of electrical generating capacity in most developing companies.

Domestic utility markets remain weak as competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering large, new baseload power plants in the United States and when electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers. In addition, the Clean Air Act amendments of 1990 required many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer repairs and refurbishments on existing plants. However, the U.S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future, although at lower levels than in recent years.

As discussed (see Item 1F - Insurance), provisions for estimated future costs for non-employee products liability asbestos claims have been recognized for financial reporting purposes (see Notes 1 and 11 to the consolidated financial statements and the discussion of Liquidity below). Inherent in the estimate of these liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

Marine Construction Services' revenues decreased $230,367,000 to $329,583,000 primarily due to inclusion in the prior year of revenues related to the marine construction services business sold to International on January 31, 1995 and lower volume from shipyard operations. These decreases were partially offset by higher revenues from engineering activities in the U.S.

Marine Construction Services' segment operating loss decreased $7,688,000 to $26,931,000 primarily due to income in the prior period related to the marine construction business sold to International on January 31, 1995. These decreases were partially offset by higher margins from domestic shipyard operations.

Marine Construction Services' equity in income of investees increased $56,000 to $4,534,000 primarily due to improved operating results of a domestic fabrication joint venture. Last year's results included income from its CMM joint venture whose results are now included in J. Ray McDermott, S.A.

Backlog for this segment at March 31, 1996 was $187,288,000 as compared to $333,912,000 at March 31, 1995. Not included in backlog at March 31, 1996 and 1995 was backlog relating to contracts performed by unconsolidated joint ventures of $24,000,000 and $36,000,000, respectively.

The activity of the Marine Construction Services' segment (including its significant investees) depends mainly on the capital expenditures of oil and gas companies for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and political and economic conditions. Demand for new ship construction and inland barges is impacted by charter rates that ship and barge owners can earn and by the age and condition of the existing fleet.

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures are expected to increase. Demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. This segment's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

Interest income decreased $888,000 to $11,798,000 primarily due to decreased investments in government obligations and other investments.

Interest expense increased $11,574,000 to $52,910,000, primarily due to a reduction of accrued interest of $26,300,000 on proposed tax deficiencies that was recorded in the prior year, partially offset by changes in debt obligations and interest rates prevailing thereon.

Other-net increased $37,939,000 to income of $4,935,000 from expense of $33,004,000. This increase was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and a provision for the settlement of a lawsuit, both in the prior period, and gains in the current year of $6,425,000 on the disposal of assets.

The benefit from income taxes decreased $24,120,000 to $5,269,000 while loss before the benefit from income taxes and cumulative effect of accounting changes decreased $70,857,000 to $32,412,000. The decrease in the benefit from income taxes is due primarily to the decrease in loss from operations.

Net loss decreased $47,249,000 to $27,143,000 reflecting the cumulative effect of the adoption of SFAS No. 112 of $512,000 in the prior year in addition to the other items described above.

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

Power Generation Systems and Equipment's segment operating income decreased $31,972,000 to $17,642,000 due to provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility ($46,489,000) and a favorable warranty reserve adjustment recorded in the prior year

($11,000,000). Operating income increased due to lower operating expenses (including favorable workers compensation adjustments) and administrative expenses (including cost reduction initiatives); higher volume and margins on operations and maintenance contracts; and improved margins on plant enhancement projects. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers, lower volume on replacement parts, and lower margins on nuclear fuel assemblies and reactor components for the U.S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $2,779,000 to $5,856,000. This represents the results of approximately 12 active joint ventures each of which is relatively small. The decrease was primarily due to a provision for loss on discontinuing a domestic joint venture.

Marine Construction Services' revenues decreased $72,292,000 to $559,950,000 primarily due to lower volume in domestic engineering, fabrication and marine operations, and shipyard operations. These decreases were partially offset by the inclusion of revenues of MECL, which was acquired in June 1993, for the
full fiscal year.   (See Note 2 to the consolidated financial statements
concerning the sale of a portion of the marine construction services business to International on January 31, 1995.)

Marine Construction Services' segment operating income (loss) decreased $40,287,000 to a loss of $34,619,000 from income of $5,668,000 primarily due to unfavorable operating results from MECL's operations, higher operating expenses, lower margins from shipyard operations, and start-up costs associated with new shipbuilding activities. These decreases were partially offset by higher margins in domestic engineering.

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

Net loss decreased $52,674,000 to $74,392,000 reflecting the cumulative effect of the adoption of SFAS No. 112 of $512,000 in the current year and the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items described above.

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

Liquidity and Capital Resources

During fiscal year 1996, the Delaware Company's cash and cash equivalents increased $1,872,000 to $22,886,000 and total debt decreased $120,997,000 to $598,871,000. This included the Delaware Company's repayment of its 10.25% Notes of $150,000,000 on June 1, 1995. During the same period, the Delaware Company used cash of $200,565,000 in operating activities; $150,165,000 for repayment of long-term debt; $39,111,000 for additions to property, plant and equipment; $37,967,000 for repayment of short-term borrowings; $13,663,000 for cash dividends on the Delaware Company's preferred stocks; $13,083,000 for acquisitions; and $5,743,000 for the repurchase of preferred stock to satisfy current and future sinking fund requirements. Also during this period, the Delaware Company received cash of $363,845,000 from the liquidation of its investment portfolio; $65,363,000 from short-term borrowing from McDermott International, Inc.; and $29,465,000 from the sale of assets.

The increase in receivables reflects the reduction in the amount of receivables sold to a U.S. bank and a federal income tax refund receivable. Lower payables are primarily due to settlements of amounts owed to McDermott International, Inc. Increases in net contracts in progress and advance billings were primarily due to the timing of billings on B&W's Canadian contracts.

Pursuant to an agreement with a majority of its principal insurers, the Delaware Company negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had increased during the second half of fiscal year 1995 and the first nine months of fiscal year 1996, but have decreased during the March quarter. Management believes, based on information currently available, that the recent increase represented an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid during the fiscal year ended March 31, 1996 were $151,961,000, of which $135,778,000 has been recovered or is due from insurers. At March 31, 1996, receivables of $63,223,000 were due from insurers for reimbursement of settled claims, including $21,050,000 due from certain insurers which have refused to reimburse B&W for amount paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and future payments up to full policy limits. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above), and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect upon the Delaware Company's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

The Delaware Company's expenditures for property, plant and equipment decreased $32,682,000 to $39,111,000 in fiscal year 1996. Fiscal year 1995 included $20,908,000 of capital expenditures relating to the portion of the marine construction services business sold to International. The majority of expenditures incurred in fiscal year 1996 were to maintain and replace existing facilities and equipment. The Delaware Company has committed to make capital expenditures of approximately $8,069,000 during fiscal year 1997.

At March 31, 1996 and 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $107,000,000 and $175,000,000, respectively, under an agreement with a U.S. Bank. During fiscal year 1996, the maximum sales limit available under the agreement was reduced from $225,000,000 to $140,000,000 and was amended to provide for an annual renewal of the program.

At March 31, 1996 and 1995, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $285,859,000 and $247,903,000, respectively. Borrowings against these lines of credit at March 31, 1996 and 1995 were $58,314,000 and $33,220,000, respectively. In addition,
The Babcock & Wilcox Company had available to it an unsecured and committed revolving credit facility which was amended during fiscal year 1996 to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. There were borrowings of $50,000,000 against this facility at March 31, 1996 and none at March 31, 1995.

The Delaware Company is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of the Delaware Company is subject to such restrictions. At March 31, 1996, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than current dividends on existing preferred stock.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. There were no transactions under this agreement during fiscal year 1996.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. At March 31, 1996, the Delaware Company had borrowed $65,363,000 against this agreement, all of which was repaid in April 1996 with funds from borrowings under shor-term lines of credit. There were no borrowings against this agreement at March 31, 1995.

Working capital increased to $92,086,000 at March 31, 1996 from a deficit of $21,580,000 at March 31, 1995. During 1997, the Delaware Company expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, additional borrowings and capital contributions from International (if required). Leasing agreements for equipment, which are short-term in nature, are not expected to impact the Delaware Company's liquidity nor capital resources.

The Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in 1996 and 1995.

The Delaware Company has provided a valuation allowance ($14,673,000 at March 31, 1996) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1996 in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of
tax planning strategies involving sales  of appreciated assets.   A major
uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. The Delaware Company has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott Incorporated


We have audited the accompanying consolidated balance sheet of McDermott Incorporated as of March 31, 1996 and 1995, and the related consolidated statements of loss, stockholder's equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott Incorporated at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995 and recoveries of products liability claims in 1994.



                                        ERNST & YOUNG LLP

New Orleans, Louisiana
May 15, 1996

                             MCDERMOTT INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1996 AND 1995
                                     ASSETS

                                                                             1996                     1995
                                                                             ----                     ----
                                                                                   (In thousands)
Current Assets:
  Cash and cash equivalents                                           $         22,886        $        21,014
  Short-term investments                                                           439                130,195
  Accounts receivable - trade                                                  257,094                233,005
  Accounts receivable - other                                                   82,145                 54,655
  Accounts receivable from McDermott International, Inc.                        38,698                 19,493
  Insurance recoverable - current                                              116,280                111,188
  Contracts in progress                                                        275,488                223,262
  Inventories                                                                   69,739                 61,714
  Deferred income taxes                                                         82,381                 74,643
  Other current assets                                                           7,916                  6,840
- --------------------------------------------------------------------------------------------------------------

           Total Current Assets                                                953,066                936,009
- --------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                          12,922                 15,580
  Buildings                                                                    160,199                171,319
  Machinery and equipment                                                      474,765                488,373
  Property under construction                                                   19,270                 30,217
- --------------------------------------------------------------------------------------------------------------
                                                                               667,156                705,489
Less accumulated depreciation                                                  388,111                402,500
- --------------------------------------------------------------------------------------------------------------

           Net Property, Plant and Equipment                                   279,045                302,989
- --------------------------------------------------------------------------------------------------------------

Investments                                                                       -                   231,701
- --------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                          606,963                750,219
- --------------------------------------------------------------------------------------------------------------

Investment in McDermott International, Inc.                                    600,292                605,242
- --------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
  Assets of Purchased Businesses Less Accumulated
  Amortization of $97,814,000 at March 31, 1996
  and $90,923,000 at March 31, 1995                                            135,877                136,311
- --------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                          256,802                248,718
- --------------------------------------------------------------------------------------------------------------

Other Assets                                                                   187,735                175,240
- --------------------------------------------------------------------------------------------------------------

           TOTAL                                                      $      3,019,780        $     3,386,429
==============================================================================================================


See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY                                          1996                     1995
                                                                              ----                     ----
Current Liabilities:
  Notes payable and current maturities of long-term debt              $        109,626        $       296,718
  Note payable to McDermott International, Inc.                                 65,363                     -
  Accounts payable                                                             145,779                132,799
  Accounts payable to McDermott
     International, Inc.                                                         4,410                 51,789
  Environmental and products liabilities - current                             159,824                133,280
  Accrued employee benefits                                                     72,173                 83,078
  Accrued liabilities - other                                                  152,309                128,760
  Advance billings on contracts                                                149,245                117,584
  U.S. and foreign income taxes                                                  2,251                 13,581
- --------------------------------------------------------------------------------------------------------------

           Total Current Liabilities                                           860,980                957,589
- --------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                 423,882                423,150
- --------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                  377,457                371,707
- --------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                         721,740                913,939
- --------------------------------------------------------------------------------------------------------------

Other Liabilities                                                               89,501                128,258
- --------------------------------------------------------------------------------------------------------------

Contingencies
- --------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
     at redemption value                                                        88,087                 88,087
  Series B $2.60 cumulative, $1.00 par value;
     at redemption value                                                        85,214                 91,164
- --------------------------------------------------------------------------------------------------------------

           Total Redeemable Preferred Stocks                                   173,301                179,251
- --------------------------------------------------------------------------------------------------------------

Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
     authorized and issued, 3,600 shares outstanding                                 4                      4
  Capital in excess of par value                                               625,841                620,981
  Deficit                                                                     (234,075)              (193,341)
  Minimum pension liability                                                       (763)                   (39)
  Currency translation adjustments                                             (18,088)               (15,070)
- --------------------------------------------------------------------------------------------------------------

           Total Stockholder's Equity                                          372,919                412,535
- --------------------------------------------------------------------------------------------------------------

  TOTAL                                                               $      3,019,780        $     3,386,429
==============================================================================================================

                             McDERMOTT INCORPORATED
                         CONSOLIDATED STATEMENT OF LOSS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996


                                                              1996              1995               1994
                                                              ----              ----               ----
                                                                             (In thousands)
Revenues                                               $      2,027,975   $      2,222,390      $     2,243,366
- ----------------------------------------------------------------------------------------------------------------
 Costs and Expenses:
   Cost of operations (before depreciation
     and amortization)                                        1,863,058          2,031,884            1,985,589
  Depreciation and amortization                                  50,280             66,104               66,825
  Selling, general and
     administrative expenses                                    147,153            176,351              168,039
- ----------------------------------------------------------------------------------------------------------------

                                                              2,060,491          2,274,339            2,220,453
- ----------------------------------------------------------------------------------------------------------------
Operating Income (Loss) before Equity in
  Income of Investees                                           (32,516)           (51,949)              22,913
Equity in Income of Investees                                    36,281             10,334                9,080
- ----------------------------------------------------------------------------------------------------------------

   Operating Income (Loss)                                        3,765            (41,615)              31,993
- ----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                11,798             12,686                5,542
  Interest expense                                              (52,910)           (41,336)             (53,870)
  Other-net                                                       4,935            (33,004)              (9,066)
- ----------------------------------------------------------------------------------------------------------------

                                                                (36,177)           (61,654)             (57,394)
- ----------------------------------------------------------------------------------------------------------------
Loss before Provision for (Benefit from)
  Income Taxes and Cumulative Effect
  of Accounting Changes                                         (32,412)          (103,269)             (25,401)
Provision for (Benefit from) Income Taxes                        (5,269)           (29,389)                 915
- ----------------------------------------------------------------------------------------------------------------

Loss before Cumulative Effect of
  Accounting Changes                                            (27,143)           (73,880)             (26,316)
Cumulative Effect of Accounting Changes                             -                 (512)            (100,750)
- ----------------------------------------------------------------------------------------------------------------

Net Loss                                               $        (27,143)  $        (74,392)     $      (127,066)
================================================================================================================


See accompanying notes to consolidated financial statements. Significant related party transactions are disclosed in Note 6.

                             MCDERMOTT INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996
                                 (In thousands)

                                                    Capital         Retained          Minimum         Currency           Total
                                   Common          in Excess        Earnings          Pension        Translation     Stockholder's
                                  Stock(1)      of Par Value        (Deficit)        Liability       Adjustments        Equity
                                ----------------------------------------------------------------------------------------------------
Balance March 31, 1993           $       4      $      356,802   $       37,926     $     (5)       $     (5,236)    $      389,491
Capital contributions from
  McDermott International,
   Inc.
    Cash                                 -             100,000              -             -                  -              100,000
    Investments, including
      accrued interest                   -             132,283              -             -                  -              132,283
Net loss                                 -                -            (127,066)          -                  -             (127,066)
Preferred stock dividends                -                -             (15,719)          -                  -              (15,719)
Minimum pension liability                -                -                 -           (615)                -                 (615)
Translation adjustments                  -                -                 -             -               (6,271)            (6,271)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1994                   4             589,085         (104,859)        (620)            (11,507)           472,103
- ------------------------------------------------------------------------------------------------------------------------------------
Adoption of SFAS 115                                                     (1,480)                                             (1,480)
Sale of marine construction
  services business
  to International                       -             29,015               -             -                  -               29,015
Redemption of preferred
  shares                                 -                239               -             -                  -                  239
Tax benefit on exercise of
  stock options                          -              2,642               -             -                  -                2,642
Net loss                                 -                -             (74,392)          -                  -              (74,392)
Preferred stock dividends                -                -             (14,142)          -                  -              (14,142)
Minimum pension liability                -                -                 -            581                 -                  581
Gain on investments                      -                -               1,532           -                  -                1,532
Translation adjustments                  -                -                 -             -               (3,563)            (3,563)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1995                   4             620,981         (193,341)          (39)           (15,070)           412,535
- ------------------------------------------------------------------------------------------------------------------------------------
Division of pension plan                 -              4,585               -            -                   -                4,585
Redemption of preferred
  shares                                 -                206               -            -                   -                  206
Tax benefit on exercise of stock
  options                                -                 69               -            -                   -                   69
Net loss                                 -                -             (27,143)         -                   -              (27,143)
Preferred stock dividends                -                -             (13,539)         -                   -              (13,539)
Minimum pension liability                -                -                 -           (724)                -                 (724)
Loss on investments                      -                -                 (52)         -                   -                  (52)
Translation adjustments                  -                -                 -            -                (3,018)            (3,018)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1996           $       4      $     625,841    $     (234,075)    $   (763)       $    (18,088)    $      372,919
====================================================================================================================================


(1) There were 3,600 common shares outstanding at March 31, 1996, 1995, and 1994 consisting of 3,000 voting shares entitled to 12,000 votes per share and 600 non-voting shares.

    See accompanying notes to the consolidated financial statements.

                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       1996           1995              1994
                                                                       ----           ----              ----
                                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $      (27,143)    $     (74,392)   $     (127,066)
- ----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                     50,280            66,104           66,825
  Gain on sale and disposal of assets                               (6,425)           (1,527)            (904)
  Cumulative effect of accounting changes                              -                 512          100,750
  Provision for deferred taxes                                      10,361             1,869              746
  Other                                                             (1,531)            3,001              327
  Changes in assets and liabilities, net of effects
    from acquisitions and divestiture:
     Accounts receivable                                           (76,598)           20,425          (13,571)
     Accounts payable                                              (39,001)           44,345            8,361
     Inventories                                                    (5,359)              788            1,738
     Net contracts in progress and advance billings                (20,474)          (33,044)          29,470
     Income taxes                                                  (25,230)          (48,989)           4,215
     Accrued liabilities                                            20,310           (17,666)         (49,297)
     Other, net                                                    (35,275)           16,333            8,682
Proceeds from insurance for products liability claims              107,481           105,314          103,994
Payments of products liabilities claims                           (151,961)         (126,151)        (112,271)
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                     (200,565)          (43,078)          21,999
- ----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                       (13,083)             -             (28,249)
Proceeds from sale and disposal of assets                           29,465            13,171            3,712
Purchases of property, plant and equipment                         (39,111)          (71,793)         (62,650)
Purchases of short and long-term investments                      (196,610)          (20,699)            (497)
Sales and maturities of short and
  long-term investments                                            560,455            20,603              -
Sales of government obligations, under reverse
  repurchase agreement with affiliates                                 -                -             753,063
Purchases of government obligations, under reverse
  repurchase agreements with affiliates                                -                -            (674,203)
Proceeds from redemption of International stock                      2,500             2,500            2,500
Investment in equity investees                                        (299)          (10,190)            (979)
Other                                                                1,379               (49)             -
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                       344,696           (66,457)          (7,303)
- ----------------------------------------------------------------------------------------------------------------

                                                                       Continued


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    1996               1995         1994
                                                                    -----              ----         ----
                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                   $     (150,165)    $     (16,707)   $    (207,646)
Issuance of long-term debt                                           -                   -             92,841
Increase (decrease)  in short-term borrowing                       (37,967)          130,811           (4,580)
Short-term borrowing from McDermott
  International, Inc.                                               65,363               -                -
Dividends paid                                                     (13,663)          (14,142)         (15,719)
Capital contribution from International                              -                   -            100,000
Redemption of preferred stock                                       (5,743)          (17,182)          (7,810)
Other                                                                 (439)              (75)           5,034
- ---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                      (142,614)           82,705          (37,880)
- ---------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                               355               480           (1,001)
- ---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        1,872           (26,350)         (24,185)
- ---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                           21,014            47,364           71,549
- ---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                   $       22,886     $      21,014    $      47,364
===============================================================================================================

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                      $       57,305     $      62,623    $      61,539
  Income taxes (net of refunds)                             $       24,697     $     (11,705)   $       3,483
===============================================================================================================


See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McDermott Incorporated and all subsidiaries. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1996.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Accounting Policies

Products Liabilities - As a result of the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which until fiscal year 1994 had been the Delaware Company's practice with respect to estimated future costs for non-employee products liability asbestos claims. Effective April 1, 1993, the Delaware Company adopted this provision of EITF Issue No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers was not determined to be probable. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000). The adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in pretax Loss before Cumulative Effect of Accounting Change of $19,947,000 ($12,168,000, net of tax) in fiscal year 1994, as costs in fiscal year 1994 that would have been recognized under the Delaware Company's prior practice were included in the cumulative effect of the accounting change.

Postemployment Benefits - Effective April 1, 1994, the Delaware Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $512,000 (net of income taxes of $287,000). Other than the cumulative effect, the accounting change had no material effect on the results of fiscal year 1995. Prior to April 1, 1994, the Delaware Company recognized the cost of providing most of these benefits on a cash basis.

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

At March 31, 1996 and 1995, the Delaware Company's investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder's equity. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities available for current operations are classified in the balance sheet as current assets while securities held for long-term investment purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U. S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $(750,000), $(384,000), and $1,695,000 for fiscal years 1996, 1995 and 1994, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $46,627,000 and $46,717,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1996 and 1995, respectively.

                                                                              1996                  1995
                                                                          -----------            -----------
                                                                                   (In thousands)
Included in Contracts in Progress are:
Costs Incurred less costs of revenue recognized                         $       25,406          $      24,853
Revenues recognized less billings to customers                                 250,082                198,409
- --------------------------------------------------------------------------------------------------------------

Contracts in Progress                                                   $      275,488          $     223,262
==============================================================================================================

Included in Advance Billings on Contracts are:
Billings to customer less revenues recognized                           $      154,121          $     144,430
Costs incurred less cost of revenue recognized                                  (4,876)               (26,846)
- --------------------------------------------------------------------------------------------------------------

Advance Billings on Contracts                                           $      149,245          $     117,584
==============================================================================================================


The Delaware Company is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. The Delaware Company does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                              1996                  1995
                                                                          -----------            -----------
                                                                                   (In thousands)
Retainages                                                              $       46,181          $       51,393
==============================================================================================================

Retainages expected to be collected after one year                      $       17,699          $       41,355
==============================================================================================================


Of its long-term retainages at March 31, 1996, the Delaware Company anticipates collection of $13,541,000 in fiscal year 1998 and $4,012,000 in fiscal year 1999.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in-first-out (LIFO) method is used. The cost of approximately 15% and 18% of total inventories was determined using the LIFO method at March 31, 1996 and 1995, respectively. Consolidated inventories at March 31, 1996 and 1995 are summarized below:

                                                                              1996                    1995
                                                                              ----                    ----
                                                                                    (In thousands)
Raw Materials and Supplies                                              $       39,604          $       36,579
Work in Progress                                                                17,305                  15,341
Finished Goods                                                                  12,830                   9,794
- --------------------------------------------------------------------------------------------------------------

                                                                        $       69,739          $       61,714
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

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $21,491,000, $19,455,000 and $19,583,000 in fiscal years 1996, 1995 and 1994, respectively. In addition, expenditures on research and development activities of approximately $45,106,000, $44,240,000 and $48,112,000 in fiscal years 1996,
1995 and 1994, respectively, were paid for by customers of the Delaware
Company.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years and the acquisition of McDermott Engineers and Constructors (Canada) Ltd. which is being amortized on a straight-line basis over 10 years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of Interest Cost

In fiscal years 1996, 1995 and 1994, total interest cost incurred was $53,511,000, $43,919,000 and $55,187,000, respectively, of which $601,000,
$2,583,000 and $1,317,000, respectively, was capitalized.

Cash Equivalents


Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Accounting for Long-Lived Assets

The Delaware Company is currently reviewing SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established financial accounting and reporting standards for long-lived assets and certain identifiable intangibles. The Delaware Company has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

NOTE 2 - SALE OF MARINE CONSTRUCTION SERVICES BUSINESSES

In connection with the merger of Offshore Pipelines, Inc. into J. Ray McDermott, S.A., ("JRM") a subsidiary of International, on January 31, 1995, the Delaware Company sold a portion of its marine construction services business having a net book value of $187,622,000 (which included property, plant and equipment of $190,780,000) to International and received marketable securities having an aggregate fair value of $230,173,000. The excess of the sales price over the net book value of net assets sold to International of $29,015,000 (net of tax of $13,536,000) was included in Capital in Excess of Par Value.

Revenues and operating income, respectively, of the portion of the marine construction services business sold were $243,959,000 and $7,324,000 in fiscal year 1995 and $295,125,000 and $22,752,000 in fiscal year 1994.

NOTE 3 - ACQUISITIONS

During the three years ended March 31, 1996, the Delaware Company made the acquisitions described below which were accounted for by the purchase method. Operating results have been included in the Consolidated Statement of Loss from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

During fiscal year 1996, the Delaware Company acquired the assets of Joy Environmental Technologies, which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. The purchase price was $13,083,000 of which approximately $6,457,000 was assigned to excess of cost over fair value of net assets acquired and is being amortized over a period of twenty years.

During June 1993, the Delaware Company acquired a controlling interest in McDermott Engineers and Constructors (Canada) Ltd. ("MECL"), formerly Delta Catalytic Corporation, for $28,249,000. Of the purchase price, $17,170,000 was assigned to excess of cost over fair value of net assets acquired and is being amortized over a period of 10 years. International acquired the minority ownership interest in MECL in fiscal year 1996. Included in Other-net is minority interest income of $7,277,000 relating to International's share of MECL's net loss.

NOTE 4   - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in entities which are accounted for on the equity method were $40,958,000 and $35,524,000 at March 31, 1996 and 1995, respectively.
Transactions with entities for which investments are accounted for on the equity method included sales to ($37,487,000, $5,693,000 and $5,443,000 in fiscal years 1996, 1995 and 1994, respectively) and purchases from ($378,000, $195,000 and $3,510,000 in fiscal years 1996, 1995 and 1994, respectively)
these entities. Included in Accounts payable at March 31, 1996 and 1995 are $9,192,000 and $3,180,000, respectively of payables to unconsolidated affiliates. Dividends received from unconsolidated investees were $39,734,000, $9,681,000 and $5,749,000 in fiscal years 1996, 1995 and 1994, respectively.
Undistributed earnings in unconsolidated affiliates were $13,523,000 and $11,339,000, respectively, at March 31, 1996 and 1995.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities (25% to 50% owned) are presented below:

                                                                                   1996                 1995
                                                                                   ----                 ----
                                                                                         (In thousands)
Current Assets                                                                  $     76,789      $     103,941
Non-Current Assets                                                                   266,017            341,425
- ----------------------------------------------------------------------------------------------------------------

     Total Assets                                                               $    342,806      $     445,366
================================================================================================================

Current Liabilities                                                             $     56,179      $      79,817
Non-Current Liabilities                                                              199,498            269,173
Owners' Equity                                                                        87,129             96,376
- ----------------------------------------------------------------------------------------------------------------
Total Liabilities and Owners'
     Equity                                                                     $    342,806      $     445,366
================================================================================================================

                                                                   1996             1995              1994
                                                                   ----             ----              ----
                                                                                 (In thousands)
Revenues                                                     $      198,735     $    221,438      $     147,394
Gross Profit                                                 $       26,906     $     67,116      $      23,253
Income before Provision for  Income Taxes                    $       81,541     $     32,729      $      13,117
Provision for Income Taxes                                            4,843            3,581              2,672
- ----------------------------------------------------------------------------------------------------------------

     Net Income                                              $       76,698     $     29,148      $      10,445
================================================================================================================

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1996 and 1995 were as follows:

                                                                                 1996                1995
                                                                                 ----                ----
                                                                                       (In thousands)
Deferred tax assets:
  Accrued warranty expense                                                 $        13,725      $     12,796
  Accrued vacation pay                                                               8,227             8,574
  Accrued liabilities for self-insurance (including
     postretirement health care benefits)                                          166,467           167,454
  Accrued liabilities for executive and
    employee incentive compensation                                                 14,884            16,103
  Investments in joint ventures and affiliated companies                             8,014             7,317
  Environmental and products liabilities                                           344,839           410,588
  Other                                                                             22,443            35,244
- --------------------------------------------------------------------------------------------------------------

     Total deferred tax assets                                                     578,599           658,076
- --------------------------------------------------------------------------------------------------------------

  Valuation allowance for deferred tax assets                                      (14,673)          (13,852)
- --------------------------------------------------------------------------------------------------------------

     Deferred tax assets -net                                                      563,926           644,224
- --------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Property, plant and equipment                                                     29,917            29,006
  Prepaid pension costs                                                             99,997            94,834
  Investments in joint ventures and affiliated companies                            11,261            27,346
  Insurance recoverable                                                            282,065           336,429
  Other                                                                              1,867             7,429
- --------------------------------------------------------------------------------------------------------------

     Total deferred tax liabilities                                                425,107           495,044
- --------------------------------------------------------------------------------------------------------------

     Net deferred tax assets                                               $       138,819      $    149,180
==============================================================================================================


Loss before provision for (benefit from) income taxes and cumulative effect of accounting changes was as follows:

                                                                 1996                1995             1994
                                                                 ----                ----             ----
                                                                                (In thousands)
U. S.                                                    $      (33,241)   $      (120,005)     $    (57,555)
Other than U. S.                                                    829             16,736            32,154
- --------------------------------------------------------------------------------------------------------------
                                                         $      (32,412)   $      (103,269)     $    (25,401)
==============================================================================================================

The provision for (benefit from) income taxes consists of:

                                                                 1996               1995             1994
                                                                 ----               ----             ----
                                                                                (In thousands)
Current:
  Federal                                                $      (18,163)   $       (36,266)     $    (15,083)
  State and local                                                (3,810)            (4,405)            1,804
  Foreign                                                         6,343              9,413            13,448
- --------------------------------------------------------------------------------------------------------------
     Total current                                              (15,630)           (31,258)              169
==============================================================================================================

Deferred:
  Federal                                                        14,703                916             1,268
  State and local                                                (3,009)             2,776            (4,392)
  Foreign                                                        (1,333)            (1,823)            3,870
- --------------------------------------------------------------------------------------------------------------

     Total deferred                                              10,361              1,869               746
- --------------------------------------------------------------------------------------------------------------

     Provision for (Benefit from) Income Taxes           $       (5,269)   $       (29,389)     $        915
==============================================================================================================

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                                 1996              1995                 1994
                                                                PERCENT           PERCENT              PERCENT
                                                                -------           -------              -------
Statutory federal tax rate                                      (35.0)            (35.0)               (35.0)
State and local income tax effect                                (1.6)             (0.6)                 0.8
Foreign operations                                               10.6               1.9                 15.3
Excess of cost over fair value of net assets
   of purchased businesses                                        7.3               2.3                  8.7
Non-deductible business expenses                                  4.9               1.2                  3.0
Dividends from affiliates                                         1.7               1.8                  7.4
Minority interest                                                (6.9)             (0.5)                 3.3
Other                                                             2.7               0.4                  0.1
- --------------------------------------------------------------------------------------------------------------

Effective Income Tax Rate                                       (16.3)            (28.5)                 3.6
==============================================================================================================


Undistributed earnings of consolidated foreign subsidiaries amounted to approximately $61,800,000 at March 31, 1996. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state and local income taxes has been provided. Upon distribution of those earnings, the Delaware Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdictions. The unrecognized deferred income tax liability is estimated to be approximately $24,100,000. Withholding taxes of $5,800,000 would be payable upon remittance of all previously unremitted earnings at March 31, 1996.

During fiscal year 1995, settlements were reached with the Internal Revenue Service ("IRS") concerning the Delaware Company's U.S. income tax liability for the fiscal years ended March 31, 1983 through March 31, 1988 disposing of all U.S. Federal income tax issues for those years. These settlements resulted in a reduction in accrued interest expense of $26,300,000 during fiscal year 1995. The IRS has issued notices for fiscal years ended March 31, 1989 and March 31,1990 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Delaware Company has material transactions with International and its other subsidiaries occurring in the normal course of operations. Transactions which are included in the Delaware Company's revenues include the sales of engineering and design services and fabrication services ($40,718,000, $13,257,000, and $7,415,000 in fiscal years 1996, 1995 and 1994 respectively)
and the leasing of equipment ($4,215,000, and $16,107,000, in fiscal years 1995 and 1994, respectively). Other transactions include the allocation of general and administrative and other costs to International ($11,900,000, $7,309,000 and $8,491,000 in fiscal years 1996, 1995 and 1994, respectively), placing certain insurance coverage (at prices determined on an annual basis of $15,213,000, $28,024,000, and $24,582,000 in fiscal years 1996, 1995 and 1994, respectively) through commercial insurance carriers which in turn substantially reinsure such exposure to a wholly-owned subsidiary of International, and the management of certain of the investments of the Delaware Company and its pension plans by a wholly-owned subsidiary of International for which the Delaware Company paid fees of $2,901,000, $2,949,000 and $2,528,000 in fiscal years 1996, 1995 and 1994, respectively.

Effective February 1, 1989, the Delaware Company and a subsidiary of International, McDermott International Investments Co., Inc., ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. At March 31, 1996 and 1995, there were no obligations outstanding under the agreement. Interest income recognized from these reverse repurchase agreements was $560,000 for fiscal year 1994.

The Delaware Company and MIICO are parties to an agreement pursuant to which the Delaware Company may borrow up to $150,000,000. At March 31, 1996, the Delaware Company had borrowed $65,363,000 against this agreement, all of which was repaid in April 1996. There were no borrowings against this agreement at March 31, 1995.

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

Pursuant to the Intercompany Agreement, the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. If a unit is sold to International upon the Delaware Company's exercise of its right to sell under the Intercompany Agreement, the purchase price of such unit will be 90% of the then current value of the unit (the "current unit value"). If a unit is sold to International pursuant to an exercise by International of its right to purchase under the Intercompany Agreement, the purchase price of such unit will be 110% of the current unit value. At April 1, 1996, the current unit value was $2,529 and the aggregate current unit value for the Delaware Company's 100,000 units was $252,886,000. Both parties intend to preserve the Delaware Company's right to the undistributed earnings by not exercising any rights under the Intercompany Agreement that would result in a loss to the Delaware Company. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

The Delaware Company maintains the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan that includes a cash or deferred arrangement. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants, and may be made, at the discretion of the Delaware Company, in cash or in common stock of International. When monthly employer contributions are made in stock, the Delaware Company pays cash to International and shares of common stock are issued to the Thrift Plan from the authorized but unissued share capital of International. The number of such shares is determined based on the closing price on the last business day of the month as reported on the New York Stock Exchange Composite Tape with fractional shares paid in cash. During fiscal years 1996, 1995 and 1994, respectively, 300,951, 312,883 and 300,391 shares were purchased by the Delaware Company for $6,347,000, $7,713,000 and $7,984,000.

Certain officers and employees of the Delaware Company participate in certain benefit plans which involve the issuance of International Common Stock.

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                       1996               1995
                                                                                  ----               ----
                                                                                       (In thousands)
Unsecured Debt:
  Series A Medium-Term Notes (maturities ranging
    from 1 to 7 years; interest at various
    rates ranging from 7.92% to 9.00%)                                       $      75,000      $      75,000

  Series B Medium-Term Notes (maturities ranging
    from 2 to 27 years; interest at various
    rates ranging from 6.50% to 8.75%)                                             101,000            101,000

  9.375% Notes due 2002 ($225,000,000 face value)                                  224,538            224,482

  10.25% Notes due June 1, 1995                                                        -              150,000

  Other notes payable through 2009 (interest at
    various rates ranging to 6.80%)                                                 19,310             17,700

Secured Debt:
  Other notes payable through 2012 and
    capitalized lease obligations                                                    5,346              5,356
- --------------------------------------------------------------------------------------------------------------
                                                                                   425,194            573,538
Less: Amounts due within one year                                                    1,312            150,388
- --------------------------------------------------------------------------------------------------------------

                                                                             $     423,882      $     423,150
==============================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                                  1996               1995
                                                                                  ----               ----
                                                                                         (In thousands)
Short-term lines of credit:
  Unsecured                                                                  $     108,314      $      40,640
Repurchase Agreements                                                                 -               105,690
Current Maturities of long-term debt                                                 1,312            150,388
- --------------------------------------------------------------------------------------------------------------
                                                                             $     109,626      $     296,718
==============================================================================================================

Weighted average interest rate on short-term borrowings                              5.97%              7.15%
==============================================================================================================

The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1996 are as follows: 1997 - $1,312,000; 1998 - $46,132,000; 1999 -
$27,189,000; 2000 - $30,665,000; 2001 - $25,000.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1996, substantially all of the net assets of the Delaware Company were subject to such restrictions. At March 31, 1996, the most restrictive of these covenants with respect to the payment of dividends by the Delaware Company would prohibit the payment of dividends other than the current dividends on existing preferred stock.

At March 31, 1996 and 1995, the Delaware Company had available to it various uncommitted short-term lines of credit from banks totalling $285,859,000 and $247,903,000, respectively. Borrowings against these lines of credit at March 31, 1996 and 1995 were $58,314,000 and $33,220,000, respectively. In addition,
The Babcock & Wilcox Company had available to it an unsecured and committed revolving line of credit facility, which was amended during fiscal year 1996 to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. There were borrowings of $50,000,000 against this facility at March 31, 1996 and none at March 31, 1995.

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - The Delaware Company provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service.
The Delaware Company's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1996 and 1995, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans

The net periodic pension benefit for fiscal years 1996, 1995 and 1994 included the following components:

                                                                     1996             1995             1994
                                                                     ----             ----             ----
                                                                                (In thousands)
Service cost - benefits earned during the period            $        18,475    $      22,686    $      20,268
Interest cost on projected benefit obligation                        66,282           62,534           60,610
Actual return on plan assets                                       (212,411)          16,701         (162,021)
Net amortization and deferral                                       119,898         (114,434)          78,928
- ---------------------------------------------------------------------------------------------------------------

Net periodic pension benefit                                $        (7,756)   $     (12,513)   $      (2,215)
===============================================================================================================


Due to the sale of a domestic entity, loss before cumulative effect of accounting change in fiscal year 1995, includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:

                                                   Plans for Which                    Plans for Which
                                                    Assets Exceed                       Accumulated
                                                     Accumulated                          Benefits
                                                      Benefits                          Exceed Assets
                                                 -------------------                --------------------
                                                 1996           1995                1996            1995
                                                 ----           ----                ----            ----
                                                                     (In thousands)
Actuarial present value of
  benefit obligations:
   Vested benefit obligation                 $     763,561    $     534,093     $     30,445    $     132,971
==============================================================================================================

   Accumulated benefit obligation            $     824,121    $     584,938     $     30,445    $     161,544
==============================================================================================================

   Projected benefit obligation              $     930,558    $     654,066     $     33,755    $     163,816
Plan assets at fair value                        1,156,121          912,329              -            117,606
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation
  (in excess of) or less
  than plan assets                                 225,563          258,263          (33,755)         (46,210)

Unrecognized net (gain) loss                        32,286           40,295            5,294           (6,002)

Unrecognized prior service cost                     13,936          (25,796)           3,081           19,555

Unrecognized transition asset                      (32,342)         (38,669)            (148)          (2,127)

Adjustment required
  to recognize minimum
  liability                                        -                -                 (4,917)          (9,596)
- --------------------------------------------------------------------------------------------------------------
Prepaid pension cost (pension
  liability)                                 $     239,443    $     234,093     $    (30,445)   $     (44,380)
==============================================================================================================

The assumptions used in determining the funded status of the U.S. plans were:

                                                                       1996             1995             1994
                                                                       ----             ----             ----
Actuarial assumptions:
  Discount rate                                                       7.25%            8.25%               7.5%
- ----------------------------------------------------------------------------------------------------------------
  Rate of increase in future
     compensation levels                                               5.0%             5.0%               4.5%
- ----------------------------------------------------------------------------------------------------------------
  Expected long-term rate of
      return on plan assets                                            8.5%             8.5%               8.5%
================================================================================================================


Effective April 1, 1995, the Delaware Company transferred to JRM an accrued pension liability of approximately $4,585,000 relating to certain former employees who are now covered under JRM's plan and transferred to JRM's plan assets, which were equal to the projected benefit obligation, of approximately $40,456,000.

The projected benefit obligation increase at March 31, 1996 was primarily due to the change in the discount rate for the U.S. plans ($107,600,000) and changes to actuarial assumptions relative to mortality and retirement.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Delaware Company recorded, during 1996 and 1995, an additional minimum liability for certain of its U.S. pension plans of $4,917,000 and $9,596,000, respectively. These liabilities resulted in recognition of intangible assets of $3,744,000 and $9,536,000 and reductions in stockholders' equity of $763,000 and $39,000 in fiscal years 1996 and 1995, respectively.

The two principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of International.

Non-U.S Pension Plans

The net periodic pension cost for fiscal years 1996, 1995, and 1994 included the following components:

                                                                     1996             1995             1994
                                                                     ----             ----             ----
                                                                                  (In thousands)
Service cost - benefits earned during the period              $       2,468    $       2,403    $       1,846
Interest cost on projected benefit obligation                         6,068            5,518            5,117
Actual return on plan assets                                        (16,579)          (3,554)         (14,328)
Net amortization and deferral                                         9,669           (3,859)           7,851
- --------------------------------------------------------------------------------------------------------------

Net periodic pension cost                                     $       1,626    $         508    $         486
==============================================================================================================

The following table sets forth the plans' funded status (assets exceed accumulated benefits) and amounts recognized in the Delaware Company's consolidated financial statements:

                                                                                  1996             1995
                                                                                  ----             ----
                                                                                        (In thousands)

Actuarial present value of benefit obligations:
  Vested Benefit Obligation                                                    $      72,481    $      60,893
==============================================================================================================

  Accumulated Benefit Obligation                                               $      74,219    $      62,240
==============================================================================================================

  Projected Benefit Obligation                                                 $      84,294    $      70,254

Plan assets at fair value                                                             89,270           73,478
- --------------------------------------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation                                  4,976            3,224

Unrecognized net loss                                                                 15,169           16,370

Unrecognized prior service cost                                                        4,262            3,339

Unrecognized transition asset                                                         (7,510)          (9,051)
- --------------------------------------------------------------------------------------------------------------

Net prepaid pension cost                                                       $      16,897    $      13,882
==============================================================================================================


The assumptions used in determining the funded status of the non-U.S. plans were:

                                                                      1996             1995             1994
                                                                      ----             ----             -----
Actuarial assumptions:
  Discount rate                                                    7.75-8.25%        8.0-8.25%        7.0-8.0%
- --------------------------------------------------------------------------------------------------------------

  Rate of increase in future compensation levels                         5.0%             5.0%        5.0-6.0%
- --------------------------------------------------------------------------------------------------------------

  Expected long-term rate of return on plan assets                       8.5%         8.5-9.0%        8.0-9.0%
==============================================================================================================


The changes in the discount rate for the non-U.S. plans increased the projected benefit obligation at March 31, 1996 by $1,008,000.

Multiemployer Plans - One of the Delaware Company's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $4,441,000, $9,838,000, and $8,367,000 in fiscal years 1996, 1995 and 1994, respectively.

Postretirement Health Care and Life Insurance Benefits - The Delaware Company offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. The Delaware Company shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. The Delaware Company does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                   1996                               1995
                                                                   ----                               ----
                                                                                    (In thousands)
Accumulated Postretirement Benefit Obligation:
   Retirees                                                   $     335,213                     $     311,699
   Fully eligible active participants                                15,725                            14,885
   Other active plan participants                                    63,904                            53,416
- --------------------------------------------------------------------------------------------------------------
                                                                    414,842                           380,000
Unrecognized net gain (loss)                                         (9,907)                           19,185
- --------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                           $     404,935                     $     399,185
==============================================================================================================
Weighted-average discount rate                                        7.25%                             8.25%
==============================================================================================================


The accumulated postretirement benefit obligation in the above table includes $373,027,000 and $340,899,000 for the Delaware Company's health care plans and $41,815,000 and $39,101,000 for the Delaware Company's life insurance plans at March 31, 1996 and 1995, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain (loss) at March 31, 1996 were primarily attributable to the decrease in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1996, 1995 and 1994 included the following components:

                                                                      1996              1995          1994
                                                                      ----              ----          ----
                                                                                   (In thousands)
Service cost                                                  $       3,120     $      4,488    $       3,489
Interest cost                                                        29,895           31,659           31,721
Net amortization and deferral                                        (1,370)           2,944               19
- --------------------------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                      $      31,645     $     39,091    $      35,229
==============================================================================================================


For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 10-3/4% was assumed for 1996, 11-1/2% for 1995 and 12-1/2% for 1994. For 1997, a rate of 9-3/4% was assumed. In all years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1996 by $24,343,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit costs for fiscal year 1996 by $2,065,000.

NOTE 9 - SALE OF ACCOUNTS RECEIVABLE

The Babcock & Wilcox Company has an agreement with a U. S. bank, whereby it can sell with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit under the agreement was reduced during fiscal year 1996 from $225,000,000 to $140,000,000. At March 31, 1996 and 1995 approximately $107,000,000 and $175,000,000, respectively, of receivables had been sold for cash under this agreement. Receivables sold under this agreement are presented as a reduction of accounts receivable on the accompanying balance sheets. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $8,518,000, $9,709,000 and $8,699,000 in fiscal years 1996, 1995 and 1994, respectively. Discounts are based on the bank's cost of issuing commercial paper and bank fees are a fixed amount based on the maximum limit which may be sold.

NOTE 10 - REDEEMABLE PREFERRED STOCKS

At March 31, 1996 and 1995, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,726,860 and 2,917,236 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1996 and 1995. The outstanding shares are entitled to $31.25 per share in liquidation. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of Common Stock of International plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share, plus accrued dividends. On March 31, 1997 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1997 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For the five fiscal years subsequent to March 31, 1996, the obligation to redeem the Series A and B Preferred Stock is $17,706,000 for each of the fiscal years 1997 through 2001. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 252,702 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1996 mandatory sinking fund obligations. During fiscal year 1996 and 1995, 190,376 and 557,416 shares, respectively, of Series B

Preferred Stock were purchased in the open market. At March 31, 1996, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 947,749 and 179,213 shares of Series A and Series B Preferred Stock, respectively.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation - The Delaware Company and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of the Delaware Company.

Products Liabilities - At March 31, 1996 and 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $843,986,000 (of which approximately $208,000,000 had been asserted) and $995,948,000 and estimated insurance recoveries were $723,243,000 and $861,407,000, respectively. Certain B&W insurers have refused to reimburse B&W for amounts paid to settle claims under applicable policies. At March 31, 1996, receivables outstanding from these insurers were $21,050,000. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and for all future payments up to full policy limits. During fiscal year 1995, the Delaware Company received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and, as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non- employee products liability asbestos claims are derived from the Delaware Company's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, a decision was made to close certain nuclear manufacturing facilities and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over these facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal year 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1996 and 1995, the Delaware Company had total environmental reserves of $37,578,000 and $51,271,000 (including the provision discussed above), respectively, of which $9,824,000 and $8,780,000 were included in current liabilities.

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

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1996 are as follows: 1997 - $8,369,000; 1998 - $7,887,000; 1999 -
$7,785,000; 2000 - $7,718,000; 2001 -$7,025,000; and thereafter - $14,604,000.
Total rental expense for fiscal years 1996, 1995 and 1994 was $21,937,000, $52,684,000 and $64,515,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

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

Commitments for capital expenditures amounted to approximately $8,069,000 at March 31, 1996, all of which relates to fiscal year 1997.

The Delaware Company is contingently liable under standby letters of credit totaling $256,471,000 at March 31, 1996, issued in the normal course of business.

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

The Delaware Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1996 and 1995, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $13,234,000 and $7,425,000, respectively.

NOTE 13 - INVESTMENTS

At March 31, 1996, all of the Delaware Companies available-for-sale securities were debt securities with a cost of $439,000 that approximated estimated fair value.

The following is a summary of available-for-sale securities at March 31, 1995:


                                                                   Gross            Gross        Estimated
                                                                Unrealized       Unrealized         Fair
                                                  Cost             Gains           Losses          Value
                                                  ----         -------------    ------------    -----------
                                                                      (In thousands)
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                  $     177,250    $       1,085    $       -        $     178,335
Corporate notes and bonds                          157,667              346            1,146          156,867
Other debt securities                               26,877              -                183           26,694
- --------------------------------------------------------------------------------------------------------------

   Total                                     $     361,794    $       1,431    $       1,329    $     361,896
==============================================================================================================


Proceeds, gross realized gains and gross realized losses on sales of available for sale securities were approximately $146,254,000, $3,651,000 and $275,000, respectively for fiscal year 1996 and proceeds and gross realized losses were $20,283,000 and $320,000, respectively for fiscal year 1995. At March 31, 1996, all of the Delaware Company's available-for-sale debt securities were due in one year or less.

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

The Delaware Company operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. The Delaware Company does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1996, the Delaware Company had forward exchange contracts to purchase $172,599,000 in foreign currencies (primarily Canadian Dollars), and to sell $70,636,000 in foreign currencies (primarily Canadian

Dollars), at varying maturities from fiscal year 1997 through 2000. At March 31, 1995, the Delaware Company had forward exchange contracts to purchase $234,233,000 in foreign currencies (primarily Canadian Dollars and Japanese
Yen), and to sell $135,138,000 in foreign currencies (primarily Canadian Dollars and Japanese Yen), at varying maturities from fiscal year 1996 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1996 and 1995, the Delaware Company had deferred gains of $4,183,000 and $1,694,000, respectively, and deferred losses of $1,059,000 and $9,294,000, respectively, related to forward exchange contracts which will be recognized in accordance with the percentage of completion method of accounting.

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

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1996 and 1995, the Delaware Company had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $101,963,000 and $99,095,000 and fair values of $104,471,000 and $89,613,000, respectively.

The estimated fair values of the Delaware Company's financial instruments are as follows:


                                                   March 31, 1996                       March 31, 1995
                                                   --------------                       --------------
                                               Carrying           Fair              Carrying         Fair
                                                Amount            Value              Amount          Value
                                            --------------    -------------       ------------    -----------
                                                                        (In thousands)
Balance Sheet Instruments
- -------------------------
Cash and cash equivalents                    $     22,886     $     22,886        $     21,014    $    21,014
Investment securities                                 439              439             361,896        361,896
Note payable to McDermott
   International, Inc.                             65,363           65,363               -                -
Debt excluding capital leases                     533,015          570,622             719,390        738,385
Redeemable preferred stocks                       173,301          166,362             179,251        174,108

NOTE 16 - SEGMENT REPORTING

The Delaware Company operates in two industry segments - Power Generation Systems and Equipment, and Marine Construction Services.

Power Generation Systems and Equipment's principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components to the U.S. Navy.

Marine Construction Services supplies design, engineering, and project and construction management services to offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. This segment also provides maintenance and construction services for a variety of marine vessels and the fabrication of structures and equipment for offshore drilling and production operations.

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

In fiscal years 1996, 1995 and 1994, the U. S. Government accounted for approximately 19%, 16%, and 17%, respectively, of the Delaware Company's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

A gain resulting from the sale of two power purchase contracts resulted in an increase in the Power Generation Systems and Equipment segment's equity in income of investees of $30,612,000. In fiscal year 1996, the write-off of an insurance claim due to an unfavorable arbitration ruling resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $12,600,000. The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $46,489,000. The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment segment operating income of $19,947,000.

Segment Information For the Three Fiscal Years Ended March 31, 1996.

1. Information about the Delaware Company's Operations in Different Industry Segments.

                                                               1996              1995                  1994
                                                               ----              ----                  ----
                                                                             (In thousands)
REVENUES (1)
- --------
Power Generation Systems
   and Equipment                                     $     1,708,274     $     1,663,017      $     1,613,954
Marine Construction Services (2)                             329,583             559,950              632,242
Intersegment Transfer Eliminations                            (9,882)               (577)              (2,830)
- --------------------------------------------------------------------------------------------------------------

           Total Revenues                            $     2,027,975     $     2,222,390      $     2,243,366
==============================================================================================================

OPERATING INCOME (LOSS)
- -----------------------
Segment Operating Income (Loss): (3)
 Power Generation Systems
   and Equipment                                     $        17,176     $        17,642      $        49,614
 Marine Construction Services (2)                            (26,931)            (34,619)               5,668
- --------------------------------------------------------------------------------------------------------------

   Total Segment Operating Income (Loss)                      (9,755)            (16,977)              55,282
==============================================================================================================

Equity in Income of Investees:
 Power Generation Systems
   and Equipment                                              31,747               5,856                8,635
 Marine Construction Services                                  4,534               4,478                  445
- --------------------------------------------------------------------------------------------------------------

   Total Equity in Income of Investees                        36,281              10,334                9,080
- --------------------------------------------------------------------------------------------------------------

   General Corporate Expenses (3)                            (22,761)            (34,972)             (32,369)
- --------------------------------------------------------------------------------------------------------------

         Total Operating Income (Loss)               $         3,765     $       (41,615)     $        31,993
==============================================================================================================

(1) Segment revenues include intersegment transfers as follows:

    Power Generation Systems and Equipment           $         5,742     $           272      $         2,439
    Marine Construction Services                               4,140                 305                  391
    ----------------------------------------------------------------------------------------------------------
    Total                                            $         9,882     $           577      $         2,830
    ==========================================================================================================


(2) See Note 2 regarding the sale of a portion of the marine construction service business during fiscal year 1995.

(3) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the business segments which were previously included in General Corporate Expenses. This restatement reduced Segment Operating Income and General Corporate Expenses by $10,009,000 and $10,690,000 in fiscal years 1995 and 1994, respectively, from amounts previously reported.



                                                            1996                 1995                   1994
                                                            ----                 ----                   ----
                                                                            (In thousands)
CAPITAL EXPENDITURES
- --------------------

Power Generation Systems
 and Equipment                                       $        27,322     $         45,306     $         47,898
Marine Construction Services(1)                               10,562               25,322               45,038
Corporate                                                      1,227                1,165                  851
- ----------------------------------------------------------------------------------------------------------------

 Total Capital Expenditures                          $        39,111     $         71,793     $         93,787
================================================================================================================

DEPRECIATION AND AMORTIZATION
- -----------------------------

Power Generation Systems
 and Equipment                                       $        41,835     $         34,828     $         36,567
Marine Construction Services                                   6,506               30,054               29,256
Corporate                                                      1,939                1,222                1,002
- ----------------------------------------------------------------------------------------------------------------
 Total Depreciation and
    Amortization                                     $        50,280     $         66,104     $         66,825
================================================================================================================

IDENTIFIABLE ASSETS
- -------------------

Power Generation Systems
 and Equipment                                       $     2,085,202     $      2,078,995     $      2,180,358
Marine Construction Services                                 153,452              236,823              440,546
Corporate                                                    781,126            1,070,611              879,822
- ----------------------------------------------------------------------------------------------------------------

 Total Identifiable Assets                           $     3,019,780     $      3,386,429     $      3,500,726
================================================================================================================


(1) Fiscal year 1994 includes property, plant and equipment of $14,887,000 of MECL (See Note 3) and the purchase of a fabrication yard financed by a note payable of $16,250,000.

2. Information about the Delaware Company's Operations in Different Geographic Areas.

                                                             1996                1995                  1994
                                                             ----                ----                  ----
                                                                            (In thousands)
Revenues(1)                   - United States        $     1,115,510     $      1,455,778     $       1,632,236
                              - Canada                       890,788              751,214               588,728
                              - Other Foreign                 21,677               15,398                22,402
- ----------------------------------------------------------------------------------------------------------------

                              Total                  $     2,027,975     $      2,222,390     $       2,243,366
================================================================================================================

Segment Operating
  Income (Loss) by
  Geographic Area (2)         - United States        $       (30,597)    $        (40,462)    $          17,551
                              - Canada                        18,655               25,431                35,941
                              - Other Foreign                  2,187               (1,946)                1,790
- ----------------------------------------------------------------------------------------------------------------

                              Total                  $        (9,755)    $        (16,977)    $          55,282
================================================================================================================

Identifiable
  Assets                      - United States        $     1,861,367     $      1,940,949     $       2,332,683
                              - Canada                       357,465              348,527               267,803
                              - Other Foreign                 19,822               26,342                20,418
                              - Corporate                    781,126            1,070,611               879,822
- ----------------------------------------------------------------------------------------------------------------

                              Total                  $     3,019,780     $      3,386,429     $       3,500,726
================================================================================================================


(1) Net of inter-geographic area revenues in fiscal years 1996, 1995 and 1994 as follows: United States - $38,908,000, $61,797,000 and $20,702,000;
    Canada - $16,485,000, $2,288,000 and $8,167,000; and Other Foreign -
    $79,000, $151,000 and $281,000, respectively.

(2) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the geographic areas which were previously included in General Corporate Expenses.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1996 and 1995:

                                                                           1996
                                                                           ----
                                                                 Q U A R T E R   E N D E D
                                   -----------------------------------------------------------------------------
                                       JUNE 30,           SEPT. 30,            DEC. 31,              MARCH 31,
                                        1995                1995                 1995                 1996
                                        ----                ----                 ----                 ----
                                                                      (In thousands)
Revenues                             $ 505,610           $ 456,129           $ 502,217             $ 564,019
Operating income (loss)                 27,960              (8,934)             21,892               (37,153)
Net income (loss)                        6,541             (11,131)              2,880               (25,433)

Pretax results for the quarter ended June 30, 1995 include an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts. Results for the quarter ended December 31, 1995 include a favorable worker's compensation cost adjustment of $5,746,000. Results for the quarter ended March 31, 1996 include the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

                                                                           1995
                                                                           ----
                                                                 Q U A R T E R   E N D E D
                                   -----------------------------------------------------------------------------
                                       JUNE 30,           SEPT. 30,            DEC. 31,              MARCH 31,
                                        1994                1994                 1994                 1995
                                        ----                ----                 ----                 ----
                                                                      (In thousands)
Revenues                          $    568,692           $ 543,785           $ 560,994             $ 548,919
Operating income (loss)                  2,099             (12,476)             28,312               (59,550)
Income (loss) before
  cumulative effect of
  accounting change                     (8,998)            (40,795)              8,959               (33,046)
Net income (loss)                       (9,510)            (40,795)              8,959               (33,046)

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

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Information Statement for action to be taken by the Delaware Company without a meeting of stockholders on August 6, 1996.

Item 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Stock Compensation of Executive Officers" and "Certain Transactions" in the Information Statement for action to be taken by the Delaware Company without a meeting of stockholders on August 6, 1996.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Information Statement for action to be taken by the Delaware Company without a meeting of stockholders on August 6, 1996.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Transactions" in the Information Statement for action to be taken by the Delaware Company without a meeting of stockholders on August 6, 1996.

                                  P A R T  I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference.

1.  CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Auditors

         Consolidated Balance Sheet March 31, 1996 and 1995

         Consolidated Statement of Loss For the Three Fiscal Years
            Ended March 31, 1996

         Consolidated Statement of Stockholder's Equity For the Three
            Fiscal Years Ended March 31, 1996

         Consolidated Statement of Cash Flows For the Three Fiscal
            Years Ended March 31, 1996

         Notes to Consolidated Financial Statements For the Three Fiscal
            Years Ended March 31, 1996



2.  CONSOLIDATED FINANCIAL SCHEDULES

         All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

3.  EXHIBIT INDEX

       Exhibit
       Number                          Description
       ------                          -----------

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

                 (c)   Intercompany Agreement

                 (d)   Trust for Supplemental Executive Retirement Plan

                 (e)   Variable Supplemental Compensation Plan

         22      Significant Subsidiaries of the Registrant

         23      Consent of Independent Auditors

         27      Financial Data Schedule


                                FORM 8-K REPORTS

There were no reports on Form 8-K filed during the three months ended March 31, 1996

                          SIGNATURES OF THE REGISTRANT

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        McDERMOTT INCORPORATED




June 4, 1996                            By:  s/Robert E. Howson
                                             ------------------------------
                                             Robert E. Howson
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                               Title
         ---------                               -----
s/Robert E. Howson                          Chairman of the Board and Chief
- -----------------------------               Executive Officer, and Director
Robert E. Howson                            (Principal Executive Officer)



s/Brock A. Hattox                           Executive Vice President and
- -----------------------------               Chief Financial Officer, and
Brock A. Hattox                             Director (Principal Financial Officer)




s/Daniel R. Gaubert                         Vice President, Finance and
- -----------------------------               Controller (Principal Accounting Officer)
Daniel R. Gaubert




June 4, 1996

                               INDEX TO EXHIBITS



Exhibit
Number                              Description
- ------                              -----------

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

           (b) Restoration of Retirement Income Plan for Certain Participants in the Retirement Plan for Employees of McDermott Incorporated

           (c) Intercompany Agreement

           (d) Trust for Supplemental Executive Retirement Plan

           (e) Variable Supplemental Compensation Plan

  21       Significant Subsidiaries of the Registrant

  23       Consent of Independent Auditors

  27       Financial Data Schedule