Form 10-Q
period 1996-06-30
MCDERMOTT INC
filed 1996-08-07
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095


                             MCDERMOTT INCORPORATED
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                DELAWARE                                         74-1032246
- --------------------------------------------------------------------------------
      (State or other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                        Identification No.)

1450 Poydras Street, New Orleans, Louisiana                      70112-6050
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-4411
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  [X]                   No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of July 26, 1996 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q



                                                                                                   PAGE
                                                                                                   ----


PART I - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
              June 30, 1996 and March 31, 1996                                                        4


          Condensed Consolidated Statement of Income (Loss)
               Three Months Ended June 30, 1996 and 1995                                              6


          Condensed Consolidated Statement of Cash Flows
              Three Months Ended June 30, 1996 and 1995                                               7


          Notes to Condensed Consolidated Financial Statements                                        9


     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                       11



PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                       19


SIGNATURES                                                                                           20

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996

                                     ASSETS



                                                                              6/30/96              3/31/96
                                                                              -------             --------
                                                                            (Unaudited)
                                                                                     (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         19,977      $        22,886
  Accounts receivable-trade                                                      264,141              257,094
  Accounts receivable-other                                                       97,781               82,145
  Accounts receivable from affiliates                                             19,421               38,698
  Insurance recoverable-current                                                  119,160              116,280
  Contracts in progress                                                          275,228              275,488
  Inventories                                                                     67,772               69,739
  Deferred income taxes                                                           72,288               82,381
  Other current assets                                                            11,104                8,355
- -------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                         946,872              953,066
- -------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                          645,724              667,156
  Less accumulated depreciation                                                  373,483              388,111
- -------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                           272,241              279,045
- -------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                            570,104              606,963
- -------------------------------------------------------------------------------------------------------------

Investment in McDermott International, Inc.                                      599,717              600,292
- -------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $99,583,000 at June 30, 1996
  and $97,814,000 at March 31, 1996                                              127,924              135,877
- -------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                            259,517              256,802
- -------------------------------------------------------------------------------------------------------------

Other Assets                                                                     199,945              187,735
- -------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      2,976,320      $     3,019,780
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                               6/30/96               3/31/96
                                                                               -------              --------
                                                                              (Unaudited)
                                                                                     (In thousands)
Current Liabilities:
  Notes payable and current maturities of long-term debt                $        236,056       $      109,626
  Note payable to International                                                      -                 65,363
  Accounts payable                                                               110,046              145,779
  Accounts payable to affiliates                                                  23,905                4,410
  Environmental and products liabilities-current                                 159,931              159,824
  Accrued employee benefits                                                       63,100               72,173
  Advance billings on contracts                                                  168,093              149,245
  Other current liabilities                                                      134,481              154,560
- -------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                    895,612              860,980
- -------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   403,789              423,882
- -------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                    376,079              377,457
- -------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                           683,063              721,740
- -------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 91,303               89,501
- -------------------------------------------------------------------------------------------------------------

Contingencies
- -------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible, $1.00 par value;
    at redemption value                                                           88,087               88,087

  Series B $2.60 cumulative, $1.00 par value;
    at redemption value                                                           85,214               85,214
- -------------------------------------------------------------------------------------------------------------

    Total Redeemable Preferred Stocks                                            173,301              173,301
- -------------------------------------------------------------------------------------------------------------

Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                                    4                    4
  Capital in excess of par value                                                 625,841              625,841
  Deficit                                                                       (254,484)            (234,838)
  Currency translation adjustments                                               (18,188)             (18,088)
- -------------------------------------------------------------------------------------------------------------

    Total Stockholder's Equity                                                   353,173              372,919
- -------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      2,976,320      $     3,019,780
=============================================================================================================

                             McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                 JUNE 30, 1996


                                                                                   THREE MONTHS ENDED
                                                                              6/30/96               6/30/95
                                                                              -------               -------
                                                                                       (Unaudited)
                                                                                      (In thousands)
Revenues                                                                $       482,510       $       505,610
- -------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations (excluding depreciation and
    amortization)                                                               448,365               463,796
  Depreciation and amortization                                                  11,653                11,229
  Selling, general and administrative expenses                                   33,028                36,546
- -------------------------------------------------------------------------------------------------------------

                                                                                493,046               511,571
- -------------------------------------------------------------------------------------------------------------
Operating Loss before Equity  in Income
  of Investees                                                                  (10,536)               (5,961)

Equity in Income of Investees                                                     4,340                33,921
- -------------------------------------------------------------------------------------------------------------

    Operating Income (Loss)                                                      (6,196)               27,960
- -------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                                                 1,506                 5,921
  Interest expense                                                              (13,116)              (14,840)
  Other-net                                                                      (1,190)               (3,130)
- -------------------------------------------------------------------------------------------------------------

                                                                                (12,800)              (12,049)
- -------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for  (Benefit from)
  Income Taxes                                                                  (18,996)               15,911

Provision for (Benefit from) Income Taxes                                        (2,673)                9,370
- -------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                       $       (16,323)      $         6,541
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     THREE MONTHS ENDED
                                                                                6/30/96             6/30/95
                                                                                -------             -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                       $        (16,323)     $         6,541
- -------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                                   11,653               11,229
  Provision for (benefit from) deferred taxes                                      8,089              (15,438)
  Equity in income of investees, less dividends                                   (3,111)              12,199
  Other                                                                             (308)                 208
  Changes in assets and liabilities:
    Accounts receivable                                                           (4,370)             (40,788)
    Net contracts in progress and advance billings                                14,447               (6,631)
    Accounts payable                                                             (13,710)                (529)
    Accrued and other current liabilities                                        (18,056)              24,484
    Other, net                                                                   (12,676)             (19,412)
Proceeds from insurance for products liabilities claims                           34,462               27,100
Payments of products liabilities claims                                          (37,368)             (36,604)
- -------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (37,271)             (37,641)
- -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                        (5,372)              (8,136)
Purchases of investments                                                              -              (412,521)
Sales and maturities of investments                                                   -               635,564
Other                                                                              2,198                1,633
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (3,174)             216,540
- -------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                    THREE MONTHS ENDED
                                                                              6/30/96               6/30/95
                                                                              -------               -------
                                                                                      (Unaudited)
                                                                                     (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing                             $       106,292       $       (10,086)
Payment of note payable to International                                        (65,363)                  -
Payment of long-term debt                                                            (7)             (150,007)
Dividends paid                                                                   (3,323)               (3,447)
Other                                                                              (107)                 (744)
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                     37,492              (164,284)
- -------------------------------------------------------------------------------------------------------------


EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                             44                  (628)
- -------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   (2,909)               13,987
- -------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 22,886                21,014
- -------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        19,977       $        35,001
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                  $        10,756       $        17,785
  Income taxes (net of refunds)                                         $           621       $        19,788
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1 - BASIS OF PRESENTATION

McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain resulting from the sale of two power purchase contracts ($17,908,000, net of tax of $12,704,000) included in the three months ended June 30, 1995. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's Annual Report on Form 10-K for the year ended March 31, 1996.

NOTE 2 -  PRODUCTS LIABILITY

At June 30, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $806,618,000 (of which less than $215,000,000 had been asserted) and estimated insurance recoveries were $689,264,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Consolidated inventories at June 30, 1996 and March 31, 1996 are summarized below:


                                                             June 30,                          March 31,
                                                              1996                               1996
                                                          -----------                        ------------
                                                           (Unaudited)
                                                                             (In thousands)
Materials and Supplies                                $          41,068                   $          39,604
Work in Progress                                                 12,138                              17,305
Finished Goods                                                   14,566                              12,830
- -----------------------------------------------------------------------------------------------------------

                                                      $          67,772                   $          69,739
===========================================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A significant portion of McDermott Incorporated's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, McDermott Incorporated's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott Incorporated attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results

During the three months ended June 30, 1996 and 1995, McDermott Incorporated's Canadian operations contributed 36% and 47%, respectively, to total revenues and a loss of $4,028,000 and income of $11,109,000, respectively. These results reflect activity on contracts performed at its Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd. ("MECL") which is based in Calgary, Alberta, Canada.

Management's discussion of revenues and operating income is discussed on a business unit basis as follows: B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and Engineering, Construction and Industrial Operations business unit (includes McDermott Incorporated's Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues include combining adjustments and eliminations resulting from inter-group contracts. Other business unit income (loss) includes certain retiree benefit and legal costs which are not allocated to the business units, as well as the impact of combining adjustments on margins of inter-group contracts. Business unit revenues and income (loss) for the three months ended June 30, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Engineering, Construction and Industrial Operations business unit, and the allocation of certain expenses to the B&W Operations and the Engineering, Construction and Industrial Operations business units from Other to conform with the presentation at June 30, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

                                                                                THREE MONTHS ENDED
                                                                         6 /30/96                  6/30/95
                                                                         --------                 --------
                                                                                    (Unaudited)
                                                                                  (In thousands)
REVENUES

B&W Operations                                                        $     345,290           $       377,554
Engineering, Construction and Industrial Operations                         146,735                   130,176
Other (including Transfer Eliminations)                                      (9,515)                   (2,120)
- -------------------------------------------------------------------------------------------------------------

       TOTAL REVENUES                                                 $     482,510           $       505,610
=============================================================================================================

OPERATING INCOME (LOSS)

Business Unit Income (Loss):
  B&W Operations                                                      $       1,742           $         3,454
  Engineering, Construction and Industrial Operations                        (6,385)                   (4,064)
  Other                                                                         776                     1,409
- -------------------------------------------------------------------------------------------------------------

  TOTAL BUSINESS UNIT INCOME (LOSS)                                          (3,867)                      799
- -------------------------------------------------------------------------------------------------------------

Equity in Income of Investees:
  B&W Operations                                                              3,465                    33,815
  Engineering, Construction and Industrial Operations                           875                       106
- -------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME OF INVESTEES                                         4,340                    33,921
- -------------------------------------------------------------------------------------------------------------

  Corporate G&A Expense                                                      (6,669)                   (6,760)
- -------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME (LOSS)                                       $      (6,196)          $        27,960
=============================================================================================================



B&W Operations' revenues decreased $32,264,000 to $345,290,000 primarily due to lower volume from fabrication and erection of fossil fuel steam and environmental control systems, and from replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location.

Engineering, Construction and Industrial Operations' revenues increased $16,559,000 to $146,735,000 primarily due to higher volume from engineering, procurement and construction of a cogeneration plant performed by MECL, and activities in its shipyard operations.

B&W Operations' business unit income decreased $1,712,000 to $1,742,000 primarily due to lower volume on replacement nuclear steam generators for domestic customers and on fabrication and erection of fossil fuel steam and environmental control systems, and lower margins on plant enhancement projects. These decreases were partially offset by improved margins on the repair and alteration of existing fossil fuel steam systems and lower sales and marketing expenses.

Engineering, Construction and Industrial Operations' business unit loss increased $2,321,000 to $6,385,000 primarily due to contract cost overruns on the engineering, procurement and construction contract for a cogeneration plant. This was partially offset by higher volume and margins from activities in this unit's shipyard operations.

B&W Operations' equity in income of investees decreased $30,350,000 to $3,465,000. This represents the results of approximately 10 active joint ventures. The decrease is almost entirely due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a utility in June 1995.

Interest income decreased $4,415,000 to $1,506,000 primarily due to decreases in investments in government obligations and other investments.

Interest expense decreased $1,724,000 to $13,116,000 primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net expense decreased $1,940,000 to $1,190,000 primarily due to lower bank fees and discounts on the sale of certain accounts receivable.

The provision for (benefit from) income taxes decreased $12,043,000 to a benefit of $2,673,000 from a provision of $9,370,000, while income (loss) before the provision for (benefit from) income taxes decreased $34,907,000 to a loss of $18,996,000 from income of $15,911,000. The decrease in the provision for (benefit from) income taxes is primarily due to the decrease in income.

Net income (loss) decreased $22,864,000 to a loss of $16,323,000 from income of $6,541,000 reflecting the items mentioned above.

Backlog

                                                                          6/30/96                  3/31/96
                                                                         ---------               ----------
                                                                                     (Unaudited)
                                                                                   (In thousands)
Business Unit Backlog:
  B&W Operations                                                      $      2,292,803        $     2,164,507
  Engineering and Industrial Operations                                        356,176                315,669
  Other (including Transfer Eliminations)                                       (6,937)               (15,915)
- -------------------------------------------------------------------------------------------------------------

    Total Backlog                                                     $      2,642,042        $     2,464,261
=============================================================================================================


In general, McDermott Incorporated's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

B&W Operations' backlog at June 30, 1996 was $2,292,803,000 compared to $2,164,507,000 at March 31, 1996. At June 30, 1996, this business unit's backlog with the U.S. Government was $730,778,000 (of which $57,339,000 had not been funded) and includes orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U.S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, domestic utility markets remain weak.

Engineering, Construction and Industrial Operations' backlog at June 30, 1996 was $356,176,000, compared to $315,669,000 at March 31, 1996, and includes a four year backlog for the construction of hopper barges at its domestic shipyard. At June 30, 1996, this business unit's backlog with the U.S. Government was $47,982,000 (of which $3,143,000 had not been funded).


Liquidity and Capital Resources
During the three months ended June 30, 1996, McDermott Incorporated's cash and cash equivalents decreased $2,909,000 to $19,977,000 and total debt increased $40,974,000 to $639,845,000 primarily due to short-term borrowings of $106,253,000. During this period, McDermott Incorporated used cash of $37,271,000 in operating activities, $65,363,000 for the repayment of short-term borrowing from McDermott International, $5,372,000 for additions to property, plant and equipment, and $3,323,000 for cash dividends on McDermott Incorporated's preferred stocks.

Decreases in net contracts in progress and advance billings were primarily due to the timing of billings on The Babcock & Wilcox's ("B&W") Canadian contracts. Accounts payable were lower than at March 31, 1996 resulting from payments made on certain of B&W's Canadian contracts.

Pursuant to an agreement with a majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. While the number of claims received had declined during the last six months of fiscal year 1996, they have increased during the June 1996 quarter, but not to the levels experienced from October 1994 to September 1995. Management is currently investigating and evaluating the basis for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid during the three months ended June 30, 1996 were $37,368,000, of which $33,384,000 has been recovered or is due from insurers. At June 30, 1996, receivables of $62,145,000 were due from insurers for reimbursement of settled claims including $20,843,000 due from certain insurers which have refused to reimburse B&W for amounts paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and future payments up to full policy limits. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above), and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $2,764,000 to $5,372,000 for the three months ended June 30, 1996 as compared with the same period last year. The majority of expenditures were incurred to maintain existing facilities.

At June 30 and March 31, 1990, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $130,000,000 and $107,000,000, respectively, under the terms of
an agreement with a U.S. Bank.   The maximum sales limit available under the
agreement, which is renewed annually, is $140,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not to greater than the maximum sales limit available) from time to time, and B&W expects to reduce the amount of receivables sold by approximately $40,000,000 by August 15, 1996.

At June 30 and March 31, 1996, McDermott Incorporated had available to it various uncommitted short-term lines of credit from banks totalling $284,909,000 and $285,859,000, respectively. Borrowings by McDermott Incorporated against these lines of credit at June 30 and March 31, 1996 were $214,606,000 and $58,314,000, respectively. In addition, B&W has available to it an unsecured and committed revolving line of credit facility of $150,000,000. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. At June 30, 1996 there were no borrowings outstanding against this facility, while at March 31, 1996 there were borrowings of $50,000,000 outstanding.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1996, substantially all of the net assets of

McDermott Incorporated were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

McDermott Incorporated and a subsidiary of McDermott International, McDermott International Investments Co., Inc., ("MIICO") are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at June 30, 1996.
At March 31, 1996, McDermott Incorporated had borrowed $65,363,000 against this agreement.

Working capital decreased $40,826,000 from $92,086,000 at March 31, 1996. On July 31, 1996 received a $50,000,000 capital contribution from International. During the remainder of fiscal 1997, McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity nor capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in June 1996 and 1995.

McDermott Incorporated has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales of
appreciated assets.   A major uncertainty that affects the ultimate realization
of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for fiscal years beginning after December 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. McDermott Incorporated has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Reports on Form 8-K

               There were no current reports on Form 8-K filed during the three months ended June 30, 1996.



Signatures

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 McDERMOTT INCORPORATED





August 6, 1996                           /s/Daniel R. Gaubert
                                         ---------------------------------------
                                    By:  Daniel R. Gaubert
                                         Vice President, Finance and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit        Description

   27          Financial Data Schedule