Form 10-Q
period 1996-09-30
MCDERMOTT INC
filed 1996-11-12
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095


                            MCDERMOTT INCORPORATED
    -----------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


                 DELAWARE                                     74-1032246
--------------------------------------------           ----------------------
         (State of Incorporation)                          (I.R.S. Employer
                                                            Identification)


1450 Poydras Street, New Orleans, Louisiana                    70112-6050
--------------------------------------------           ----------------------
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

                               Yes [X]   No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of October 28, 1996 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q
                           --------------------------



                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
        September 30, 1996 and March 31, 1996                 4


     Condensed Consolidated Statement of Loss
        Three and Six Months Ended September 30, 1996
        and 1995                                              6


     Condensed Consolidated Statement of Cash Flows
        Six Months Ended September 30, 1996 and 1995          7


     Notes to Condensed Consolidated Financial Statements     9


   Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11



PART II - OTHER INFORMATION
---------------------------

   Item 4 - Submission of Matters to a Vote of
      Security Holders                                       21

   Item 6 - Exhibits and Reports on Form 8-K                 21


SIGNATURES                                                   22

Exhibit 27 - Financial Data Schedule                         24

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                            McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996

                                     ASSETS

                                              9/30/96          3/31/96
                                           ------------       ---------
                                           (Unaudited)
                                                   (In thousands)
Current Assets:
 Cash and cash equivalents                 $   23,735         $  22,886
 Accounts receivable-trade                    232,960           257,094
 Accounts receivable-other                    120,099            82,145
 Accounts receivable from affiliates           15,671            38,698
 Insurance recoverable-current                199,489           116,280
 Contracts in progress                        301,793           275,488
 Inventories                                   69,635            69,739
 Deferred income taxes                         67,917            82,381
 Other current assets                          17,542             8,355
                                           ----------         ---------
  Total Current Assets                      1,048,841           953,066
                                           ----------         ---------
Property, Plant and Equipment, at Cost:       597,015           667,156
 Less accumulated depreciation                349,284           388,111
                                           ----------         ---------
  Net Property, Plant and Equipment           247,731           279,045
                                           ----------         ---------
Insurance Recoverable                         451,114           606,963
                                           ----------         ---------
Investment in McDermott International, Inc.   599,142           600,292
                                           ----------         ---------
Excess of Cost Over Fair Value of Net
 Assets of Purchased Businesses Less
 Accumulated Amortization of
 $101,373,000 at September 30, 1996
 and $97,814,000 at March 31, 1996            126,701           135,877
                                           ----------         ---------
Prepaid Pension Costs                         262,345           256,802
                                           ----------         ---------
Other Assets                                  201,135           187,735
                                           ----------         ---------
   TOTAL                                   $2,937,009        $3,019,780
                                           ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                            9/30/96      3/31/96
                                                           --------      --------
                                                          (Unaudited)
                                                                (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt    $237,702     $  109,626
 Note payable to International                                    -         65,363
 Accounts payable                                           113,420        145,779
 Accounts payable to affiliates                              20,282          4,410
 Environmental and products liabilities-current             259,954        159,824
 Accrued employee benefits                                   69,471         72,173
 Advance billings on contracts                              153,248        149,245
 Other current liabilities                                  126,560        154,560
                                                         ----------     ----------
  Total Current Liabilities                                 980,637        860,980
                                                         ----------     ----------
Long-Term Debt                                              388,735        423,882
                                                         ----------     ----------
Accumulated Postretirement Benefit Obligation               376,468        377,457
                                                         ----------     ----------
Environmental and Products Liabilities                      538,864        721,740
                                                         ----------     ----------
Other Liabilities                                            92,802         89,501
                                                         ----------     ----------
Contingencies
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible, $1.00 par value;
  at redemption value                                        88,087         88,087
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                        85,214         85,214
                                                         ----------     ----------
  Total Redeemable Preferred Stocks                         173,301        173,301
                                                         ----------     ----------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding               4             4
  Capital in excess of par value                            680,496        625,841
  Deficit                                                  (276,287)      (234,838)
  Currency translation adjustments                          (18,011)       (18,088)
                                                         ----------     ----------
  Total Stockholder's Equity                                386,202        372,919
                                                         ----------     ----------
   TOTAL                                                 $2,937,009     $3,019,780
                                                         ==========     ==========

                             McDERMOTT INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF LOSS
                               SEPTEMBER 30, 1996


                                           THREE                 SIX
                                        MONTHS ENDED         MONTHS ENDED
                                     -----------------    -----------------
                                     9/30/96   9/30/95    9/30/96   9/30/95
                                     -------   -------    -------   -------
                                                   (Unaudited)
                                                  (In thousands)

Revenues                             $459,247  $459,134  $942,678  $965,174
                                     --------  --------  --------  --------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)    426,652   420,141   875,017   883,937
  Depreciation and amortization        11,587    11,502    23,240    22,731
  Selling, general and
    administrative expenses            34,656    35,972    67,572    72,518
                                     --------  --------  --------  --------
                                      472,895   467,615   965,829   979,186
                                     --------  --------  --------  --------
    Operating Loss before Equity
       in Income of Investees         (13,648)   (8,481)  (23,151)  (14,012)
Equity in Income of Investees           1,623     2,552     5,963    36,473
                                     --------  --------  --------  --------
  Operating Income (Loss)             (12,025)   (5,929)  (17,188)   22,461
                                     --------  --------  --------  --------
Other Income (Expense):
 Interest expense                     (12,974)  (12,134)  (26,090)  (26,974)
 Other-net                               (329)    3,516    (1,046)    5,877
                                     --------  --------  --------  --------
                                      (13,303)   (8,618)  (27,136)  (21,097)
                                     --------  --------  --------  --------
Income (Loss) before Provision for
  (Benefit from) Income Taxes         (25,328)  (14,547)  (44,324)    1,364

Provision for (Benefit from) Income
  Taxes                                (6,848)   (3,416)   (9,521)    5,954
                                     --------  --------  --------  --------
Net Loss                             $(18,480) $(11,131) $(34,803) $ (4,590)
                                     ========  ========  ========  ========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                   SIX MONTHS ENDED
                                                  9/30/96     9/30/95
                                                  -------     -------
                                                      (Unaudited)
                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $(34,803)  $  (4,590)
                                                     --------   ---------
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                        23,240      22,731
  Provision for (benefit from) deferred taxes           4,496      (4,755)
  Equity in income of investees, less dividends           326       1,678
  Other                                                (3,237)     (2,159)
  Changes in assets and liabilities:
    Accounts receivable                                15,152     (66,644)
    Net contracts in progress and advance billings    (26,963)     10,385
    Accounts payable                                  (13,974)     (9,782)
    Accrued and other current liabilities             (31,568)    (32,012)
    Other, net                                         19,386      (6,485)
Proceeds from insurance for products
 liabilities claims                                    55,395      49,305
Payments of products liabilities claims               (79,859)    (74,112)
                                                     --------   ---------
NET CASH USED IN OPERATING ACTIVITIES                 (72,409)   (116,440)
                                                     --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and disposal of assets              14,863       8,044
Purchases of property, plant and equipment            (12,809)    (17,292)
Purchases of investments                                    -    (196,843)
Sales and maturities of investments                         -     495,645
Other                                                     223      (3,023)
                                                     --------   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES               2,277     286,531
                                                     --------   ---------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   SIX MONTHS ENDED
                                                  9/30/96     9/30/95
                                                  -------     -------
                                                      (Unaudited)
                                                    (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing       $ 92,948   $  (4,861)
Payment of note payable to International           (65,363)          -
Payment of long-term debt                              (12)   (150,013)
Dividends paid                                      (6,646)     (6,893)
Capital contribution from International             50,000           -
Other                                                  (30)       (745)
                                                  --------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         70,897    (162,512)
                                                  --------   ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                84        (351)
                                                  --------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              849       7,228
                                                  --------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    22,886      21,014
                                                  --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 23,735   $  28,242
                                                  ========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)             $ 25,451   $  31,826
 Income taxes (net of refunds)                    $  3,240   $  25,696
                                                  ========   =========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION
McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for an asset impairment loss ($4,742,000, net of tax of $2,553,000) included in the three and six months ended September 30, 1996 and a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000) included in the six months ended September 30, 1995. Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1996. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2 -  PRODUCTS LIABILITY
----------------------------

At September 30, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $764,127,000 (of which approximately $220,000,000 had been asserted) and estimated insurance recoveries were $650,603,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES
Consolidated inventories at September 30, 1996 and March 31, 1996 are summarized below:

                              September 30,   March 31,
                                   1996         1996
                              --------------  ---------
                               (Unaudited)
                                   (In thousands)
Raw Materials and Supplies          $44,387     $39,604
Work in Progress                     18,432      17,305
Finished Goods                        6,816      12,830
                                    -------     -------
                                    $69,635     $69,739
                                    =======     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International"). A significant portion of McDermott Incorporated's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, McDermott Incorporated's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott Incorporated attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that McDermott Incorporated is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions, which reduce the impact of foreign exchange rate movements on operating results.

During the three and six months ended September 30, 1996, McDermott Incorporated's Canadian operations contributed $151,180,000 and $324,050,000, respectively, to total revenues and $657,000 and $4,685,000, respectively to operating loss. During the three and six months ended September 30, 1995, the Canadian operations contributed $435,990,000 and $200,070,000, respectively, to total revenues and $4,799,000 and $15,908,000, respectively, to operating income. These results reflect activity on contracts performed at B&W's Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd. which is based in Calgary, Alberta, Canada.

Management's discussion of revenues and operating income is discussed on a business unit basis as follows: the B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and the Industrial Operations business unit (includes McDermott Incorporated's Engineering and Construction operations, barge construction, ship repair and other industrial operations). Other business unit revenues include combining adjustments and eliminations resulting from inter-business unit contracts. Other business unit income (loss) includes certain adjustments which are not allocated to the business units, including retiree benefit and legal costs, as well as the impact of combining adjustments on margins of inter-business unit contracts. Business unit revenues and income (loss) for the three and six months ended September 30, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Industrial Operations business unit; the allocation of certain expenses to the B&W Operations and the Industrial Operations business units from Other; and to include gains and losses on asset sales and disposals to conform with the presentation at September 30, 1996.


                                                  THREE                      SIX
                                               MONTHS ENDED              MONTHS ENDED
                                           -------------------       --------------------
                                            9/30/96    9/30/95        9/30/96     9/30/95
                                           --------   --------       --------    --------
                                                          (In thousands)
REVENUES:
-----------------------------------------
B&W Operations                             $350,577   $333,591       $696,121    $711,551
Industrial Operations                       111,767    127,255        259,169     257,455
Other (including Transfer Eliminations)      (3,097)    (1,712)       (12,612)     (3,832)
                                           --------   --------       --------    --------
  TOTAL REVENUES                           $459,247   $459,134       $942,678    $965,174
                                           --------   --------       --------    --------

OPERATING INCOME (LOSS)
---------------------------------------
Business Unit Income (Loss):
B&W Operations                             $ 11,673    $    92       $ 13,669    $  3,952
Industrial Operations                        (9,073)    (1,995)       (14,791)     (6,035)
Other                                        (9,665)    (1,356)        (8,889)         53
                                           --------    -------       --------    --------
    TOTAL BUSINESS UNIT
        INCOME (LOSS)                        (7,065)    (3,259)       (10,011)     (2,030)
                                           --------    -------       --------    --------
Equity in Income (Loss) of Investees:
B&W Operations                                  837      1,967          4,302      35,782
Industrial Operations                           786        585          1,661         691
                                           --------    -------       --------    --------
    TOTAL EQUITY IN INCOME
        OF INVESTEES                          1,623      2,552          5,963      36,473
                                           --------    -------       --------    --------
Corporate General & Administrative
 Expense                                     (6,583)    (5,222)       (13,140)    (11,982)
                                           --------    -------       --------    --------
  TOTAL OPERATING
    INCOME (LOSS)                          $(12,025)   $(5,929)      $(17,188)   $ 22,461
                                           ========    =======       ========    ========


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

B&W Operations' revenues increased $16,986,000 to $350,577,000, primarily due to higher revenues from the Power Generation Group's repair and alteration of existing fossil fuel steam systems, plant enhancement projects, and replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location. In addition, the Government Group's commercial nuclear environmental services had higher revenues. These increases were partially offset by lower volume from fabrication and erection of fossil fuel steam and environmental control systems and Canadian nuclear services.

Industrial Operations' revenues decreased $15,488,000 to $111,767,000, primarily due to lower revenues from engineering and construction activities from this business unit's Canadian and domestic operations. These decreases were partially offset by higher barge construction activities.

B&W Operations' business unit income increased $11,581,000 to $11,673,000, primarily due to the Power Generation Group's higher volume and margins on industrial boilers and replacement nuclear steam generators and improved margins on repair and alteration of existing fossil fuel steam systems. These increases were partially offset by lower volume and margins on fabrication and erection of fossil fuel steam and environmental control systems. In addition, there were higher volume and margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government and from commercial nuclear environmental services. These increases were partially offset by lower volume and margins on other defense and space-related projects (other than nuclear fuel assemblies and reactor components).

Industrial Operations' business unit loss increased $7,078,000 to $9,073,000, primarily due to cost overruns on the engineering, procurement and construction contract for a cogeneration plant and cost overruns on barge construction operations.

Other business unit loss increased $8,309,000 to $9,665,000, primarily due to an asset impairment loss of $7,295,000.

B&W Operations' equity in income of investees decreased $1,130,000 to $837,000, primarily due to lower operating results of a Canadian joint venture.

Interest expense increased $840,000 to $12,974,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $3,845,000 to expense of $329,000 from income of $3,516,000, primarily due to decreases in interest income on investments in government obligations and other investments and higher bank fees and discounts on the sales of certain receivables.

The benefit from income taxes increased $3,432,000 to $6,848,000, while loss before the benefit from income taxes increased $10,781,000 to $25,328,000. The increase in the benefit from income taxes is primarily due to the increase in loss.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 VS. SIX MONTHS ENDED SEPTEMBER 30, 1995

B&W Operations' revenues decreased $15,430,000 to $696,121,000, primarily due to lower revenues from the Power Generation Group's fabrication and erection of fossil fuel steam and environmental control systems, from Canadian nuclear services and from replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location. These decreases were partially offset by higher revenues from the repair and alteration of existing fossil fuel steam systems and plant enhancement projects. In addition, the Government Group's commercial nuclear environmental services had higher revenues. These were partially offset by lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' revenues increased $1,714,000 to $259,169,000, primarily due to higher volume from engineering and construction activities in this business unit's Canadian operations and higher barge construction activities. These increases were partially offset by lower revenues from engineering and construction activities in this business unit's domestic operations.

B&W Operations' business unit income increased $9,717,000 to $13,669,000, primarily due to improved margins on the repair and alteration of existing fossil fuel steam systems and higher volume and margins on industrial boilers. These increases were offset by lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems, lower volume on replacement nuclear steam generators for domestic customers and lower margins on plant enhancement projects. In addition, there were higher volume and margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government and from commercial nuclear environmental services and lower sales and marketing expenses. These increases were partially offset by lower volume and margins from defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' business unit loss increased $8,756,000 to $14,791,000, primarily due to cost overruns on the engineering, procurement and construction contract for a cogeneration plant and cost overruns on barge construction operations.

Other business unit income (loss) decreased $8,942,000 from income of $53,000 to a loss of $8,889,000, primarily due to an asset impairment loss of $7,295,000.

B&W Operations' equity in income of investees decreased $31,480,000 to $4,302,000. This represents the results of approximately ten active joint ventures. The decrease is almost entirely due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility in June 1995.

Interest expense decreased $844,000 to $26,090,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $6,923,000 to expense of $1,046,000 from income of $5,877,000, primarily due to decreases in interest income on investments in government obligations and other investments.

The provision for (benefit from) income taxes decreased $15,475,000 to a benefit of $9,521,000 from a provision of $5,954,000, while income (loss) before the provision for (benefit from) income taxes decreased $45,688,000 to a loss of $44,324,000 from income of $1,364,000. The decrease in the provision for (benefit from) income taxes is primarily due to the decrease in income.

Backlog
------------------------------------------

                                                 9/30/96                     3/31/96
                                                ---------                   ---------
                                                            (Unaudited)
                                                           (In thousands)
Business Unit Backlog:
------------------------------------------
 B&W Operations                             $  2,131,288                  $2,164,507
 Industrial Operations                           321,118                     315,669
 Other (including Transfer Eliminations)          (8,589)                    (15,915)
                                            ------------                  ----------
  Total Backlog                             $  2,443,817                  $2,464,261
                                            ============                  ==========

In general, McDermott Incorporated's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

B&W Operations' backlog at September 30, 1996 was $2,131,288,000 compared to $2,164,507,000 at March 31, 1996. At September 30, 1996, this business unit's backlog with the U.S. Government was $678,141,000 (of which $45,913,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U.S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, domestic utility markets remain weak.

Industrial Operations' backlog at September 30, 1996 was $321,118,000, compared to $315,669,000 at March 31, 1996, and included a four year backlog for the construction of hopper barges at its domestic shipyard. At September 30, 1996, this business unit's backlog with the U.S. Government was $45,979,000 (of which $3,094,000 had not been funded).

Liquidity and Capital Resources
-------------------------------

During the six months ended September 30, 1996, McDermott Incorporated's cash and cash equivalents increased $849,000 to $23,735,000 and total debt increased $27,566,000 to $626,437,000 primarily due to short-term borrowings of $92,948,000. During this period, McDermott Incorporated used cash of $72,409,000 in operating activities, $65,363,000 for the repayment of a short-term borrowing from International, $12,809,000 for additions to property, plant and equipment, and $6,646,000 for cash dividends on McDermott

Incorporated's preferred stocks. Also during the quarter ended September 30, 1996, McDermott Incorporated received a cash capital contribution from International of $50,000,000 and cash proceeds of $14,863,000 from the sale and disposal of assets.

Pursuant to an agreement with a majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. While the number of claims received had declined during the last six months of fiscal year 1996, they have increased during the first six months of fiscal year 1997, but not to the levels experienced from October 1994 to September 1995. Management is currently investigating and evaluating the basis for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1996 were $79,861,000, of which $71,790,000 has been recovered or is due from insurers. At September 30, 1996, receivables of $79,618,000 were due from insurers for reimbursement of settled claims including $17,059,000 due from certain insurers which have refused to reimburse B&W for amounts paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and future payments up to full policy limits. The increase in amounts classified current for products liability asbestos claims and insurance recoverable at September 30, 1996 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters subject to insurers' concurrence. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above), and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $4,483,000 to $12,809,000 for the six months ended September 30, 1996 as compared with the same period last year. The majority of expenditures were incurred to maintain existing facilities.

At September 30 and March 31, 1996, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $87,000,000 and $107,000,000, respectively, under the terms of an
agreement with a U.S. Bank.   The maximum sales limit available under the
agreement, which is renewed annually, is $140,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time.

At September 30 and March 31, 1996, McDermott Incorporated had available to it various uncommitted short-term lines of credit from banks totalling $260,959,000 and $285,859,000, respectively. Borrowings by McDermott Incorporated against these lines of credit at September 30 and March 31, 1996 were $128,080,000 and $58,314,000, respectively. In addition, B&W had available to it an unsecured and committed revolving line of credit facility of $150,000,000. Borrowings against this facility at September 30 and March 31, 1996 were $75,000,000 and $50,000,000, respectively. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1996, substantially all of the net assets of McDermott Incorporated were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

McDermott Incorporated and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at September 30, 1996. At March 31, 1996, McDermott Incorporated had borrowed $65,363,000 against this agreement.

Working capital decreased $23,882,000 from $92,086,000 at March 31, 1996 to
$68,204,000 at September 30, 1996.   During the remainder of fiscal 1997,
McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity or capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in September 1996 and 1995.

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

On October 7, 1996, International announced that its Board of Directors has directed management to begin to implement a series of steps to improve International's financial operating performance. Management has been directed to focus International on its core business lines and dispose of non-core businesses and underperforming assets. These core business lines include McDermott Incorporated's B&W power generation and government operations. Management was also directed to realign the operations of B&W's Power Generation Group consistent with the current demands of the worldwide power generation market. This is expected to include the rationalization of manufacturing overcapacity and continued reduction in personnel. Finally, management was directed to continue efforts to reduce personnel and other costs at the operating and corporate headquarters of McDermott Incorporated. Although business and asset disposals associated with this directive have not been finalized, it is anticipated that these disposals will negatively impact near term operating results, while having a positive
long-term impact on operations.   It is also anticipated that these disposals
will have a positive impact on liquidity, both upon disposition and long-term.

New Accounting Standard
-----------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. McDermott Incorporated has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                            McDERMOTT INCORPORATED

                               OTHER INFORMATION
                              -------------------



No information is applicable to Part II for the current quarter, except as noted below:

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 6, 1996, McDermott International, Inc., as holder of all of the outstanding 3,000 shares of the Voting Common Stock of McDermott Incorporated, which shares represented approximately 93% of the voting power of the outstanding capital stock of McDermott Incorporated, elected Brock A. Hattox and Robert E. Howson as directors of the company for a one year term. See pages 1 and 2 of McDermott Incorporated's Information Statement dated July 12, 1996. Subsequent thereto, the Board of Directors appointed Messrs. James L. Dutt, Richard E. Woolbert and S. Wayne Murphy directors of the company, effective September 1, 1996, and Messrs. Howson and Hattox resigned effective as of such date.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

         27 Financial Data Schedule

      (b)  Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended September 30, 1996.



Signatures

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 McDERMOTT INCORPORATED





November 11, 1996             By: /s/Daniel R. Gaubert
                                 ---------------------------
                                  Daniel R. Gaubert
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer
                                   and Duly Authorized Representative)

                                 EXHIBIT INDEX

Exhibit    Description
-------    -----------

 27        Financial Data Schedule