Form 10-Q
period 1996-12-31
MCDERMOTT INC
filed 1997-02-07
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095


                            MCDERMOTT INCORPORATED
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


         DELAWARE                                       74-1032246
________________________________________________________________________________
 (State of Incorporation)                     (I.R.S. Employer Identification)


1450 Poydras Street, New Orleans, Louisiana             70112-6050
________________________________________________________________________________
  (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code  (504) 587-4411
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]           No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of January 24, 1997 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                          I N D E X - F O R M 10 - Q
                          --------------------------


                                                                  PAGE
                                                                  ----

PART I - FINANCIAL INFORMATION
______________________________


   Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
        December 31, 1996 and March 31, 1996                         4

     Condensed Consolidated Statement of Income (Loss)
        Three and Nine Months Ended December 31, 1996 and 1995       6

     Condensed Consolidated Statement of Cash Flows
        Nine Months Ended December 31, 1996 and 1995                 7

     Notes to Condensed Consolidated Financial Statements            9

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations           11


PART II - OTHER INFORMATION
___________________________


   Item 6 - Exhibits and Reports on Form 8-K                        22

SIGNATURES                                                          23

Exhibit 27 - Financial Data Schedule                                25

                                    PART I

                            McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                            McDERMOTT INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

                                    ASSETS


                                                      12/31/96    3/31/96
                                                      --------    -------
                                                     (Unaudited)
                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                         $   18,603   $   22,886
  Accounts receivable-trade                            165,917      257,094
  Accounts receivable-other                            138,831       82,145
  Accounts receivable from affiliates                   15,465       38,698
  Insurance recoverable-current                        184,237      116,280
  Contracts in progress                                285,761      275,488
  Inventories                                           66,930       69,739
  Deferred income taxes                                 66,234       82,381
  Other current assets                                  15,707        8,355
 _______________________________________________________________________________

    Total Current Assets                               957,685      953,066
________________________________________________________________________________

Property, Plant and Equipment, at Cost:                596,725      667,156
  Less accumulated depreciation                        354,329      388,111
________________________________________________________________________________

  Net Property, Plant and Equipment                    242,396      279,045
________________________________________________________________________________

Insurance Recoverable                                  414,287      606,963
________________________________________________________________________________

Investment in McDermott International, Inc.            596,087      600,292
________________________________________________________________________________

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $103,065,000 at December 31, 1996
  and $97,814,000 at March 31, 1996                    125,850      135,877
________________________________________________________________________________

Prepaid Pension Costs                                  264,864      256,802
________________________________________________________________________________

Other Assets                                           188,997      187,735
________________________________________________________________________________

   TOTAL                                            $2,790,166   $3,019,780
================================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY


                                                      12/31/96    3/31/96
                                                      --------    -------
                                                     (Unaudited)
                                                         (In thousands)
Current Liabilities:
Notes payable and current maturities
  of long-term debt                                 $  181,368   $ 109,626
 Note payable to International                          23,050      65,363
 Accounts payable                                       78,065     145,779
 Accounts payable to affiliates                         41,622       4,410
 Environmental and products liabilities-current        213,675     159,824
 Accrued employee benefits                              69,367      72,173
 Advance billings on contracts                         124,276     149,245
 Other current liabilities                             114,995     154,560
________________________________________________________________________________

    Total Current Liabilities                          846,418     860,980
________________________________________________________________________________

Long-Term Debt                                         388,586     423,882
________________________________________________________________________________

Accumulated Postretirement Benefit Obligation          377,149     377,457
________________________________________________________________________________

Environmental and Products Liabilities                 524,840     721,740
________________________________________________________________________________

Other Liabilities                                       93,632      89,501
________________________________________________________________________________

Contingencies
________________________________________________________________________________

Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible,
    $1.00 par value; at redemption value                88,087      88,087
 Series B $2.60 cumulative, $1.00 par value;
   at redemption value                                  84,096      85,214
________________________________________________________________________________

    Total Redeemable Preferred Stocks                  172,183     173,301
________________________________________________________________________________

Stockholder's Equity:
  Common stock, par value $1.00 per share,
    3,700 shares authorized and issued,
    3,600 shares outstanding                                 4           4
  Capital in excess of par value                       691,545     625,841
  Deficit                                             (286,162)   (234,838)
  Currency translation adjustments                     (18,029)    (18,088)
 _______________________________________________________________________________

    Total Stockholder's Equity                         387,358     372,919
________________________________________________________________________________

    TOTAL                                           $2,790,166  $3,019,780
================================================================================

                            McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                              DECEMBER 31, 1996


                                         THREE                     NINE
                                      MONTHS ENDED             MONTHS ENDED
                                  12/31/96    12/31/95     12/31/96     12/31/95
                                  --------    --------     --------     --------
                                                   (Unaudited)
                                                  (In thousands)

Revenues                         $ 424,629  $ 502,217   $1,360,801  $1,463,956
________________________________________________________________________________

Costs and Expenses:
  Cost of operations (excluding
    depreciation and
      amortization)                376,113     436,172    1,243,835   1,320,109
  Depreciation and amortization     10,975      12,722       34,215      35,453
  Selling, general and
    administrative expenses         33,349      33,474      101,493     105,992
________________________________________________________________________________
                                   420,437     482,368    1,379,543   1,461,554
________________________________________________________________________________

Gain (Loss) on Asset Disposals
  and Impairments-net                1,037        (684)         820       2,751
________________________________________________________________________________

Operating Income (Loss) before
  Equity in Income of Investees      5,229      19,165      (17,922)      5,153
Equity in Income of Investees          485       2,043        6,448      38,516
________________________________________________________________________________

  Operating Income (Loss)            5,714      21,208      (11,474)     43,669
________________________________________________________________________________
Other Income (Expense):
  Interest income                      876       1,693        1,820       9,541
  Interest expense                 (13,062)    (13,059)     (39,152)    (40,033)
  Other-net                         (1,620)     (1,019)      (3,610)     (2,990)
________________________________________________________________________________

                                   (13,806)     (12,385)    (40,942)    (33,482)
________________________________________________________________________________

Income (Loss) before Provision for
  (Benefit from) Income Taxes       (8,092)       8,823     (52,416)     10,187

Provision for (Benefit from)
  Income Taxes                      (1,539)       5,943     (11,060)     11,897
________________________________________________________________________________

Net Income (Loss)                $  (6,553) $     2,880 $   (41,356) $   (1,710)
================================================================================

See accompanying notes to condensed consolidated financial statements.

                            McDERMOTT INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1996

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         NINE MONTHS ENDED

                                                     12/31/96        12/31/95
                                                     --------        --------
                                                            (Unaudited)
                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $ (41,356)      $  (1,710)
________________________________________________________________________________

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         34,215          35,453
  Provision for deferred taxes                           4,994           9,629
  Equity in income of investees, less dividends            205           1,520
  Other                                                 (9,787)          1,667
  Changes in assets and liabilities:
    Accounts receivable                                 85,078         (68,042)
    Net contracts in progress and advance billings     (39,917)        (11,258)
    Accounts payable                                   (28,474)        (30,901)
    Accrued and other current liabilities              (34,729)        (12,154)
    Other, net                                          25,428         (40,655)
Proceeds from insurance for products
  liabilities claims                                    91,585          84,127
Payments of products liabilities claims               (137,337)       (114,396)
_______________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                  (50,095)       (146,720)
________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                           16,110          18,237
Acquisition                                                  -         (13,083)
Purchases of property, plant and equipment             (17,001)        (24,925)
Purchases of investments                                     -        (195,835)
Sales and maturities of investments                          -         497,603
Other                                                    2,919           6,793
_______________________________________________________________________________

NET CASH PROVIDED BY INVESTING ACTIVITIES                2,028         288,790
________________________________________________________________________________

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                        NINE MONTHS ENDED
                                                     12/31/96         12/31/95
                                                     --------         --------
                                                            (Unaudited)
                                                           (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                    $  36,706         $ 24,951
Decrease in note payable to International             (42,313)               -
Payment of long-term debt                                (159)        (150,159)
Redemption of preferred stock                          (1,069)          (5,743)
Dividends paid                                         (9,968)         (10,340)
Capital contribution from International                61,000                -
Other                                                    (738)            (712)
________________________________________________________________________________

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                            43,459         (142,003)
________________________________________________________________________________

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                  325             (124)
________________________________________________________________________________

NET DECREASE IN CASH AND CASH EQUIVALENTS              (4,283)             (57)
________________________________________________________________________________

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       22,886           21,014
________________________________________________________________________________

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  18,603         $ 20,957
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)              $  35,556         $ 41,967
  Income taxes (net of refunds)                     $  (9,176)        $ 23,902
================================================================================

See accompanying notes to condensed consolidated financial statements.

                            McDERMOTT INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE 1 - BASIS OF PRESENTATION

McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for (i) favorable workers' compensation cost adjustments ($7,857,000, net of tax of $4,231,000) included in the three and nine months ended December 31, 1996; (ii) an asset impairment loss ($4,742,000, net of tax of $2,553,000) included in the nine months ended December 31, 1996;
(iii) favorable workers' compensation cost adjustments ($3,561,000, net of tax of $2,185,000) included in the three and nine months ended December 31, 1995; and (iv) a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000) included in the nine months ended December 31, 1995. Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1996. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2 - PRODUCTS LIABILITY

At December 31, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $706,649,000 (of which approximately $250,000,000 had been asserted) and estimated insurance recoveries were $598,524,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES
Consolidated inventories at December 31, 1996 and March 31, 1996 are summarized below:

                                     December 31,   March 31,
                                         1996         1996
                                     ------------   ---------
                                            (Unaudited)
                                          (In thousands)

Raw Materials and Supplies           $     44,510   $  39,604
Work in Progress                           15,492      17,305
Finished Goods                              6,928      12,830
________________________________________________________________________________

                                     $     66,930   $  69,739
================================================================================


NOTE 4 - SUBSEQUENT EVENT

On January 27, 1997, McDermott Incorporated announced that its McDermott Shipbuilding, Inc. subsidiary had reached an agreement to sell its shipyard near Amelia, Louisiana to Bollinger Shipyards, Inc. of Lockport, Louisiana. The sale will include the assets of the shipyard including its current backlog of work. The transaction is expected to be completed in the near future.

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

During the three and nine months ended December 31, 1996, McDermott Incorporated's Canadian operations contributed $118,284,000 and $442,334,000, respectively, to total revenues and $997,000 and $4,519,000, respectively, to operating loss. During the three and nine months ended December 31, 1995, the Canadian operations contributed $227,259,000 and $663,249,000, respectively, to total revenues and $9,682,000 and $25,397,000, respectively, to operating income. These results reflect activity on contracts performed at B&W's Cambridge, Ontario location (which is included in the B&W Operations business unit below), principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd., which is based in Calgary, Alberta, Canada.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: the B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups) and the Industrial Operations business unit (includes McDermott Incorporated's engineering and construction operations, barge construction, ship repair and other industrial operations). Other business unit revenues include combining adjustments and eliminations resulting from inter-business unit contracts. Other business unit income (loss) includes certain adjustments which are not allocated to the business units, including retiree benefit and legal costs, as well as the impact of combining adjustments on margins of inter-business unit contracts. Business unit revenues and income (loss) for the three and nine months ended December 31, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Industrial Operations business unit; and the allocation of certain expenses to the B&W Operations and the Industrial Operations business units from Other to conform with the presentation at December 31, 1996.

                                        THREE                    NINE
                                     MONTHS ENDED             MONTHS ENDED
                                 12/31/96    12/31/95     12/31/96     12/31/95
                                ---------   ---------   ----------   ----------
                                                (In thousands)
REVENUES:
---------
B&W Operations                  $ 326,797   $ 371,126   $1,018,227   $1,082,341
Industrial Operations             101,733     133,688      359,087      388,044
Other (including Transfer
  Eliminations)                    (3,901)     (2,597)     (16,513)      (6,429)
________________________________________________________________________________

  TOTAL REVENUES                $ 424,629   $ 502,217   $1,360,801   $1,463,956
================================================================================

OPERATING INCOME (LOSS)

Business Unit Income (Loss):
B&W Operations                  $  17,869   $  29,741   $   26,848   $   33,357
Industrial Operations              (7,032)     (6,217)     (23,638)     (15,351)
Other                               2,729        (192)       1,134         (139)
________________________________________________________________________________

  TOTAL BUSINESS UNIT INCOME       13,566      23,332        4,344       17,867
________________________________________________________________________________

Gain (Loss) on Asset  Disposals
  and Impairments-net               1,037        (684)         820        2,751
________________________________________________________________________________

Equity in Income (Loss) of
  Investees:

B&W Operations                       (477)      1,053        3,825       36,835
Industrial Operations                 962         990        2,623        1,681
________________________________________________________________________________

  TOTAL EQUITY IN INCOME
    OF INVESTEES                      485       2,043        6,448       38,516
________________________________________________________________________________

Corporate General &
  Administrative Expense           (9,374)     (3,483)     (23,086)     (15,465)
________________________________________________________________________________

  TOTAL OPERATING
    INCOME (LOSS)               $   5,714   $  21,208   $  (11,474)  $   43,669
================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

B&W Operations' revenues decreased $44,329,000 to $326,797,000 reflecting weaknesses in essentially all of the Power Generation Group's basic businesses. These decreases were primarily due to lower revenues from the Power Generation Group's replacement nuclear steam generators manufactured at B&W's Cambridge, Ontario location, fabrication and erection of fossil fuel steam and environmental control systems, replacement parts and Canadian nuclear services. These decreases were partially offset by higher revenues from the Government Group's commercial nuclear environmental services and defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' revenues decreased $31,955,000 to $101,733,000, primarily due to lower revenues from engineering and construction activities in domestic and Canadian operations. These decreases were partially offset by increased barge construction activities in shipyard operations and increased shipbuilding activities.

B&W Operations' business unit income decreased $11,872,000 to $17,869,000, primarily due to the Power Generation Group's lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems and replacement parts, lower volume from replacement nuclear steam generators and lower margins on plant enhancement projects. In addition, the prior year included income from a license buyout agreement. There were also lower margins from the Government Group's nuclear fuel assemblies and reactor components for the U.S. Government, partially offset by higher volumes and margins from commercial nuclear environmental services and from defense and space-related products (other than nuclear fuel assemblies and reactor components). There were also lower sales and marketing expenses.

Other business unit income (loss) increased $2,921,000 from a loss of $192,000 to income of $2,729,000, primarily due to lower employee benefit expenses.

Gain (loss) on asset disposals and impairments-net increased $1,721,000 from a loss of $684,000 to a gain of $1,037,000, primarily due to a gain on the sale of certain land, compared to a loss on disposal of a certain office building and land in the prior year.

B&W Operations' equity in income (loss) of investees decreased $1,530,000 from income of $1,053,000 to a loss of $477,000, primarily due to lower operating results in a Canadian joint venture.

Corporate general and administrative expense increased primarily due to the timing of cost allocations with International.

Interest income decreased $817,000 to $876,000, primarily due to decreases in investments in government obligations and other investments.

Other-net expense increased $601,000 to $1,620,000, primarily due to certain reimbursed costs in the prior year. This increase was partially offset by foreign currency gains compared to foreign currency losses in the prior year.

The provision for (benefit from) income taxes decreased $7,482,000 from a provision of $5,943,000 to a benefit of $1,539,000, while income (loss) before the provision for (benefit from) income taxes decreased $16,915,000 to a loss of $8,092,000 from income of $8,823,000. The decrease in the provision for (benefit from) income taxes is primarily due to the decrease in income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995

B&W Operations' revenues decreased $64,114,000 to $1,018,227,000 reflecting weaknesses in essentially all of the Power Generation Group's basic businesses. These decreases were primarily due to lower revenues from the Power Generation Group's fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators manufactured at B&W's Cambridge,
Ontario location, Canadian nuclear services and replacement parts.   These
decreases were partially offset by higher revenues from the repair and alteration of existing fossil fuel steam systems and plant enhancement projects. In addition, the Government Group had higher revenues in its commercial nuclear environmental services.

Industrial Operations' revenues decreased $28,957,000 to $359,087,000, primarily due to lower revenues from engineering and construction activities in domestic and Canadian operations. These decreases were partially offset by increased barge construction activities in shipyard operations and increased shipbuilding activities.

B&W Operations' business unit income decreased $6,509,000 to $26,848,000, primarily due to the Power Generation Group's lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems, lower margins on plant enhancement projects and lower volume on replacement nuclear steam generators. In addition, the prior year included income from a license buyout agreement. These decreases were partially offset by higher margins on industrial boilers and higher volume and margins on the repair and alteration of existing fossil fuel steam systems. In addition, there were higher margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government and higher volume and margins on commercial nuclear environmental services and lower sales and marketing expenses.

Industrial Operations' business unit loss increased $8,287,000 to $23,638,000, primarily due to cost overruns on an engineering, procurement and construction contract for a cogeneration plant and cost overruns on barge construction operations. The loss was partially offset by lower general and administrative expenses.

Other business unit income (loss) increased $1,273,000 from a loss of $139,000 to income of $1,134,000, primarily due to lower employee benefit expenses.

Gain on asset disposals and impairments-net decreased $1,931,000 to $820,000, primarily due to an asset impairment loss on an office building, partially offset by a gain on the sale of a certain product line.

B&W Operations' equity in income of investees decreased $33,010,000 to $3,825,000. This represents the results of approximately ten active joint ventures. The decrease is primarily due to a nonrecurring gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility in June 1995 and lower operating results in a Canadian joint venture.

Corporate general and administrative expense increased primarily due to the timing of allocations with International.

Interest income decreased $7,721,000 to $1,820,000, primarily due to decreases in interest income on investments in government obligations and other investments.

Interest expense decreased $881,000 to $39,152,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net expense increased $620,000 to $3,610,000, primarily due to gains on sales of securities and certain reimbursed costs in the prior year. This increase was partially offset by lower bank fees and discounts on sales of certain accounts receivable.

The provision for (benefit from) income taxes decreased $22,957,000 to a benefit of $11,060,000 from a provision of $11,897,000, while income (loss) before the provision for (benefit from) income taxes decreased $62,603,000 to a loss of $52,416,000 from income of $10,187,000. The decrease in the provision for (benefit from) income taxes is primarily due to the decrease in income.

Backlog

                                                12/31/96           3/31/96
                                                --------           -------
                                                       (Unaudited)
                                                     (In thousands)
Business Unit Backlog:

  B&W Operations                            $  2,248,642        $ 2,164,507
  Industrial Operations                          312,010            315,669
  Other (including Transfer Eliminations)         (8,407)           (15,915)
________________________________________________________________________________

    Total Backlog                           $  2,552,245        $ 2,464,261
================================================================================

In general, McDermott Incorporated's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

B&W Operations' backlog at December 31, 1996 was $2,248,642,000 compared to $2,164,507,000 at March 31, 1996. At December 31, 1996, this business unit's backlog with the U.S. Government was $859,882,000 (of which $44,939,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U.S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, the domestic market for industrial and utility boilers remains weak.

Industrial Operations' backlog at December 31, 1996 was $312,010,000, compared to $315,669,000 at March 31, 1996, and included the backlog at its shipyard of $110,361,000 (see Note 5 to the condensed consolidated financial statements regarding the sale of the shipyard). At December 31, 1996, this business unit's backlog with the U.S. Government was $37,583,000 (of which $1,901,000 had not been funded).

Liquidity and Capital Resources

During the nine months ended December 31, 1996, McDermott Incorporated's cash and cash equivalents decreased $4,283,000 to $18,603,000 and total debt decreased $5,867,000 to $593,004,000 primarily due to a net reduction in short-term borrowings of $5,607,000. During this period, McDermott Incorporated used cash of $50,095,000 in operating activities, $17,001,000 for additions to property, plant and equipment, and $9,968,000 for cash dividends on McDermott Incorporated's preferred stocks. Also during the nine months ended December 31, 1996, McDermott Incorporated received cash capital contributions from International of $61,000,000 which was used to repay short-term borrowings and cash proceeds of $16,110,000 from asset disposals.

Pursuant to an agreement with a majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. While the number of claims received had declined during the last six months of fiscal year 1996, they have increased during the first nine months of fiscal year 1997, but not to the levels experienced from October 1994 to September 1995. Management is currently investigating and evaluating the basis for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,900 per claim over the last three years) has continued to rise. Claims paid during the nine months ended December 31, 1996 were $137,337,000, of which $123,869,000 has been recovered or is due from insurers. At December 31, 1996, receivables of $95,507,000 were due from insurers for reimbursement of settled claims. The increase in amounts classified as current for products liability asbestos claims and the insurance recoverable at December 31, 1996 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided for in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $7,924,000 to $17,001,000 for the nine months ended December 31, 1996. The majority of expenditures were incurred to maintain existing facilities.

At December 31 and March 31, 1996, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $103,000,000 and $107,000,000, respectively, under the terms of an
agreement with a U.S. bank.   The maximum sales limit available under the
agreement was reduced during December 1996 from $140,000,000 to $125,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales
limit available) from time to time.   The existing agreement will expire on
March 31, 1997; however, B&W expects to negotiate an annual renewal of the agreement.

At December 31 and March 31, 1996, McDermott Incorporated had available to it various uncommitted short-term lines of credit from banks totalling $219,419,000 and $285,859,000, respectively. Borrowings by McDermott Incorporated against these lines of credit at December 31 and March 31, 1996 were $45,020,000 and $58,314,000, respectively. In addition, B&W had available to it an unsecured and committed revolving line
of credit facility of $150,000,000.   Borrowings against this facility at
December 31 and March 31, 1996 were $100,000,000 and $50,000,000, respectively. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. Although B&W did not meet one such requirement at December 31, 1996, it has received a waiver of compliance through March 30, 1997 and anticipates negotiating a new committed bank facility with new covenants applicable thereafter.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1996, substantially all of the net assets of McDermott Incorporated were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

McDermott Incorporated and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the Internal Revenue Service. At December 31 and March 31, 1996, McDermott Incorporated had borrowed $23,050,000 and $65,363,000, respectively, against this agreement.

Working capital increased $19,181,000 from $92,086,000 at March 31, 1996 to
$111,267,000 at December 31, 1996.   During the remainder of fiscal 1997,
McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sale of non-strategic assets and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity or capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on its Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on its Series B $2.60 Cumulative Preferred Stock were the same in December 1996 and 1995.

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

On October 7, 1996, International announced that its Board of Directors had directed management to implement a series of steps to improve International's financial and operating performance. Management was directed to focus International on its core business lines and dispose of non-core businesses and underperforming assets. Core business lines include McDermott Incorporated's B&W power generation and government operations. Management was also directed to realign the operations of B&W's Power Generation Group consistent with the current demands of the worldwide power generation market. This included the rationalization of manufacturing overcapacity and continued reduction in personnel. Finally, management was directed to continue efforts to reduce personnel and other costs at the operating and corporate headquarters of McDermott Incorporated. Although business and asset disposals associated with this directive have not been completed, these disposals may negatively impact near term operating results, while having a positive long-term impact on
operations.   It is anticipated that these disposals will have a positive impact on liquidity, both upon disposition and long-term.

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

                            McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no current reports on Form 8-K filed during the three months ended December 31, 1996.



Signatures

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 McDERMOTT INCORPORATED





February 7, 1997                         By: /s/Daniel R. Gaubert
                                         ______________________________
                                             Daniel R. Gaubert
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer and Duly
                                             Authorized Representative)

                                 EXHIBIT INDEX

Exhibit    Description

  27       Financial Data Schedule