Form 10-K
period 1997-03-31
MCDERMOTT INC
filed 1997-07-14
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10 - K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (Fee Required)

                   For the fiscal year ended March 31, 1997
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ______________
Commission File No. 1-4095
                                McDERMOTT INCORPORATED
--------------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                                       74-1032246
--------------------------------------------------------------------------------------
     (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
      Incorporation or Organization)

1450 Poydras Street, New Orleans, Louisiana                   70112-6050
--------------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

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

                            YES    [X]       NO    [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this  Form 10-K or any amendment to
this Form 10-K.                                                            [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $160,734,210 as of May 12, 1997.

The number of shares of Common Stock, par value $1 per share, outstanding as of May 12, 1997 was 3,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities and Exchange
Act of 1934 in connection with action to be taken by the Company without a meeting of stockholders on September 2, 1997 is incorporated by reference into
Part III of this report.

                  M c D E R M O T T   I N C O R P O R A T E D

                         I N D E X - F O R M   10 - K


                                                                         PAGE
                                    PART I

Items 1. &  2.  BUSINESS AND PROPERTIES

   A.   General                                                           1

   B.   Power Generation Systems and Equipment
           General                                                        3
           Foreign Operations                                             3
           Raw Materials                                                  4
           Customers and Competition                                      4
           Backlog                                                        5
           Factors Affecting Demand                                       6

   C.   Marine Construction Services
           General                                                        6
           Foreign Operations                                             7
           Raw Materials                                                  7
           Customers and Competition                                      7
           Backlog                                                        8
           Factors Affecting Demand                                       8

   D.   Patents and Licenses                                              8

   E.   Research and Development Activities                               8

   F.   Insurance                                                         9

   G.   Employees                                                        10

   H.   Environmental Regulations and Matters                            10

   I.   Transactions With Related Parties                                12

Item 3.  LEGAL PROCEEDINGS                                               13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

                       I N D E X  -   F O R M   1 0 - K


                                                                        PAGE
                                    PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED SECURITY HOLDER MATTERS                               15

Item 6.    SELECTED FINANCIAL DATA                                       16

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           General                                                       17
           Fiscal Year 1997 vs. Fiscal Year 1996                         17
           Fiscal Year 1996 vs. Fiscal Year 1995                         19
           Effects of Inflation and Changing Prices                      20
           Liquidity and Capital Resources                               20
           New Accounting Standard                                       23

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA

           Report of Independent Auditors                                24
           Consolidated Balance Sheet - March 31, 1997 and 1996          25
           Consolidated Statement of Loss for the Three Fiscal
            Years ended March 31, 1997                                   27
           Consolidated Statement of Stockholder's Equity for the
            Three Fiscal Years ended March 31,1997                       28
           Consolidated Statement of Cash Flows for the Three Fiscal
            Years ended March 31, 1997                                   29
           Notes to Consolidated Financial Statements                    31

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                      60

                       I N D E X  -   F O R M   1 0 - K


                                                                        PAGE
                                   PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         61

Item 11.      EXECUTIVE COMPENSATION                                     61

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                             61

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             61

                                       PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K                                                62

Signatures                                                               64

Exhibit 21 - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT                  66

Exhibit 23 - CONSENT OF INDEPENDENT AUDITORS                             67

Exhibit 27 - FINANCIAL DATA SCHEDULE                                     68

                                   P A R T  I

Items 1. and 2.   BUSINESS AND PROPERTIES

A.  GENERAL

McDermott Incorporated was incorporated in 1946 as a successor to a business which had been providing construction services to the oil and gas industry since the 1920's. McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes McDermott Incorporated and J. Ray McDermott, S.A. ("JRM"). International's Common Stock, McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock and JRM's Common Stock and 9-3/8% Senior Subordinated Notes due July 2006 are publicly traded.

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

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panama corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panama corporation, a majority owned subsidiary of International, and its consolidated subsidiaries; and "McDermott International" will be used to mean the consolidated enterprise.

McDermott Incorporated operates in two business segments:

    o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components and nuclear fuel assemblies to the U.S. Navy; and

    o Marine Construction Services, which supplies design, engineering, and project and construction management services for the offshore oil and gas exploration and production and hydrocarbon processing industries. This segment's activities also provides maintenance services to energy related industries.

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

McDermott Incorporated has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

The following tables show revenues and operating income (loss) of McDermott Incorporated for the three fiscal years ended March 31, 1997 and do not include the operating results for the period after January 31, 1995 for the portion of the marine construction services business sold to International. See Note 16 to the consolidated financial statements for additional information with respect to McDermott Incorporated's business segments and operations in different geographic areas.

                                    REVENUES
                             (Dollars in Millions)

                                       FOR FISCAL YEARS ENDED MARCH 31,
                                     1997            1996           1995
                                --------------  --------------  -------------
Power Generation Systems
 and Equipment                  $1,514.1   84%  $1,708.3   84% $1,663.0   75%
Marine Construction Services       294.2   16%     329.6   16%    560.0   25%
Intersegment Transfer
 Eliminations                      (12.0)   -       (9.9)   -      (0.6)   -
-----------------------------------------------------------------------------
Total Revenues                  $1,796.3  100%  $2,028.0  100% $2,222.4  100%
=============================================================================

                                 OPERATING LOSS
                             (Dollars in Millions)

                                           FOR FISCAL YEARS ENDED MARCH 31,
                                             1997         1996        1995
                                          ----------- ------------ ----------
Segment Operating Income (Loss):/(2)/
 Power Generation Systems
   and Equipment                           $  (85.5)    $   21.2    $   18.7
Marine Construction Services/(1)/             (23.1)       (23.6)      (31.6)
-----------------------------------------------------------------------------
Total Segment Operating Loss                 (108.6)        (2.4)      (12.9)
-----------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems
   and Equipment                           $    2.8     $   31.8     $   5.8
 Marine Construction Services                   4.3          4.5         4.5
-----------------------------------------------------------------------------
Total Equity in Income of Investees             7.1         36.3        10.3
-----------------------------------------------------------------------------
General Corporate Expenses/(2)/               (21.0)       (23.2)      (34.9)
-----------------------------------------------------------------------------
Total Operating Loss                       $ (122.5)    $  (10.7)    $ (37.5)
=============================================================================

/(1)/ See Note 2 to the consolidated financial statements regarding the sale of a portion of the marine construction business during fiscal year 1995. /(2)/ Fiscal years 1996 and 1995 have been restated to conform to the 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Loss. This restatement decreased Segment Operating Loss by $7,410,000 and $4,084,000, respectively, in fiscal years 1996 and 1995, increased General Corporate Expenses by $431,000 in fiscal year 1996 and reduced General Corporate Expenses by $26,000 in fiscal year 1995, from amounts previously reported.

B.  POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. It supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. These facilities use a wide variety of fuels, including, but not limited to coal, oil, bitumen, natural gas, solid municipal waste, agricultural waste and biomass. This segment is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. It provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. This segment also supplies air-cooled and condensing heat exchangers for the process and power industries. B&W is also a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, and supplies field repair and refurbishment services to the Canadian, U.S. and international markets.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power plants and other independent power producing plants. It is participating in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. This activity has made significant contributions to operating income of McDermott Incorporated in all three fiscal years and is expected to do so in the foreseeable future. B&W, in addition to its Naval Reactors Program business, supplies other equipment and services to the U.S. Government and is proceeding with new Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor. B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer-integrated manufacturing products and services and the management of government owned facilities, primarily within the Department of Energy's nuclear weapons complex.

The principal plants of this segment, which are owned by B&W, are located at West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, Canada. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income (loss) derived from operations located outside of the United States, and the approximate percentages to McDermott Incorporated's total revenues and total segment operating income
(loss), respectively, follow:


                       REVENUES               SEGMENT OPERATING INCOME (LOSS)
FISCAL YEAR      AMOUNT       PERCENT            AMOUNT            PERCENT
                             (Dollars in Thousands)
   1997         $363,983        20%            $(28,003)             26%
   1996          657,627        32%              33,609              N/A
   1995          530,689        24%              36,514              N/A

Revenues and segment operating income (loss) presented above do not include the operating results of this segment's equity investees. This segment primarily conducts its foreign business from its Calgary, Alberta and Cambridge, Ontario (which also serves the United States market) locations.

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

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industrial institutions. The electric power generation industry accounted for approximately 39%, 36% and 41% of McDermott Incorporated's total revenues for fiscal years 1997, 1996 and 1995, respectively. For the fiscal years 1997, 1996 and 1995, the U.S. Government, excluding government-owned utilities, accounted for approximately 19%, 19% and 16% of total revenues, including 17%, 16% and 14% related to nuclear fuel assemblies and reactor components for the U.S. Navy.

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

B&W is the sole supplier to the U.S. Navy of all major nuclear steam system equipment and all nuclear fuel assemblies and reactor components for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues. In addition, B&W is involved along with other Companies in the operation of the Idaho National Engineering and Environmental Laboratory located near Idaho Falls, Idaho; the Rocky Flats Environmental Technology Site located near Boulder, Colorado; the Savannah River Site located in Aiken, South Carolina; and the Hanford Site located in Richland, Washington.

BACKLOG

Backlog as of March 31, 1997 and 1996 for the Power Generation Systems and Equipment segment was $2,344,951,000 and $2,276,973,000 or approximately 96% and 92%, respectively, of McDermott Incorporated's backlog. Of the March 31, 1997 backlog, it is expected that approximately $1,200,482,000 will be recognized in revenues in fiscal year 1998, $568,218,000 in fiscal year 1999 and $576,251,000 thereafter, of which approximately 25% will be recognized in fiscal years 2000 through 2002. At March 31, 1997, this segment's backlog with the U. S. Government was $797,470,000 (of which $26,448,000 had not yet been funded), or approximately 33% of McDermott Incorporated's total backlog.

During fiscal year 1997, the Power Generation Systems and Equipment segment received contract awards valued at $111,000,000 to supply two 350-megawatt coal-fired boilers to the Huaneng International Power Development Corporation of China for the Nantong project site, located in the Jiangsu province; a $90,000,000 contract with Saba Power Company Limited of Pakistan to supply a 125-megawatt oil-fired steam power plant near Farouqabad in Pakistan; and a $68,000,000 contract from Public Service Company of New Mexico to retrofit scrubbers on all four units at the utility's San Juan Generation Station in New Mexico. The remaining value of these three contracts reflected in the March 31,
1997 backlog is $241,597,000.   In fiscal year 1997, B&W was awarded
approximately $257,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design.

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

Electrical consumption has grown moderately in the United States in recent years. Competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to the electric utilities' transmission and distribution systems. Several states have recently changed their laws to encourage competition among generators of electricity. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering of large, new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

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

Even with the maturing of the U.S. Navy's shipbuilding program and U.S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has continued to comprise a substantial portion of this segment's backlog. Orders for the U.S. Navy nuclear fuel assemblies and nuclear reactor components are expected to continue to be a significant part of backlog since B&W is the sole source provider of these assemblies and nuclear reactor components.

C. MARINE CONSTRUCTION SERVICES

GENERAL

In connection with the Merger of Offshore Pipelines, Inc. into JRM on January 31, 1995, McDermott Incorporated sold a portion of its marine construction services business to International. The discussion below describes McDermott Incorporated's Marine Construction

Services segment as currently conducted after the sale. The business activities of this segment are conducted primarily through McDermott Engineers & Constructors (Canada), Ltd., formerly Delta Catalytic Corporation.

The Marine Construction Services segment supplies design, engineering, and project and construction management services for the offshore oil and gas exploration and production and hydrocarbon processing industries. This segment also provides maintenance services to energy related industries. This segment's shipyard facilities were sold in March 1997.

McDermott Incorporated owns a 49% interest in a joint venture, Universal Fabricators, Incorporated, whose activities include the fabrication and assembly of structures and equipment for offshore drilling and production operations, and is located in New Iberia, Louisiana.

FOREIGN OPERATIONS

The amounts of Marine Construction Services' revenues, including intersegment revenues, and segment operating income (loss) derived from operations located outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott Incorporated's total revenues and total segment operating income (loss), respectively, follow:


                       REVENUES               SEGMENT OPERATING INCOME (LOSS)
FISCAL YEAR      AMOUNT        PERCENT           AMOUNT            PERCENT
                           (Dollars in Thousands)
   1997         $203,681        11%            $ (2,411)              2%
   1996          254,838        13%             (12,671)              N/A
   1995          235,923        11%             (12,821)              N/A

Revenues and segment operating income (loss) presented above do not include the operating results of this segment's equity investees. The majority of McDermott Incorporated's foreign operations are conducted by McDermott Engineers and Constructors (Canada) Ltd .

RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies. Customers generally contract with this segment for design, engineering, and project and construction management services and fabrication of structures and equipment for offshore drilling and production operations. Contracts are usually awarded on a competitive bid basis.

There are several companies which compete effectively with McDermott Incorporated in each of this segment's activities.

BACKLOG

As of March 31, 1997 and 1996, the Marine Construction Services' backlog amounted to $107,502,000 and $187,288,000 or approximately 4% and 8%, respectively, of McDermott Incorporated's total backlog. Of the March 31, 1997 backlog, it is expected that approximately $96,538,000 will be recognized in revenues in fiscal year 1998, $5,904,000 in fiscal year 1999 and $5,060,000 thereafter. Not included in backlog at March 31, 1997 and 1996 was backlog relating to contracts performed by unconsolidated joint ventures of $32,000,000 and $24,000,000, respectively.

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

Oil company capital exploration and production budgets in calendar year 1997 are higher than 1996 expenditures. While oil prices remain flat, natural gas prices have increased as compared to calendar year 1995. Expenditures are expected to increase. Demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. This segment's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

D. PATENTS AND LICENSES

Many U.S. and foreign patents have been issued to McDermott Incorporated and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to McDermott Incorporated. While McDermott Incorporated regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

E. RESEARCH AND DEVELOPMENT ACTIVITIES

McDermott Incorporated conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1997, 1996 and 1995, approximately $49,012,000 $66,597,000, and $63,695,000, respectively, was spent by McDermott Incorporated on research and development activities, of which approximately $34,170,000, $45,106,000, and $44,240,000, respectively, was paid for by customers of McDermott Incorporated. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. McDermott Incorporated's new multi-million dollar clean environment development facility in Alliance, Ohio was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 200 employees were engaged full time in research and development activities at March 31, 1997.

F. INSURANCE

McDermott Incorporated maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott Incorporated considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, McDermott Incorporated endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which McDermott Incorporated may be subject.

McDermott Incorporated's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to a customer's property, McDermott Incorporated obtains waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, McDermott Incorporated is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended ("the Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where McDermott Incorporated provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although McDermott Incorporated does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for three of its four owned facilities which are licensed to possess special nuclear materials. The fourth facility operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at McDermott Incorporated's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the four facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to Indemnity Agreements entered into with the U.S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the U.S. Government has assumed the risks of public liability claims.

The insurance coverage of McDermott Incorporated for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from McDermott Incorporated's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Note 12 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

G. EMPLOYEES

At March 31, 1997 McDermott Incorporated employed, under its direct supervision, approximately 12,000 persons compared with 14,600 at March 31, 1996. Approximately 4,600 employees were members of labor unions at March 31, 1997 as compared with approximately 6,400 at March 31, 1996. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. There are no contracts covering B&W hourly workers expiring during the next twelve months. McDermott Incorporated considers its relationships with its employees to be satisfactory.

H. ENVIRONMENTAL REGULATIONS AND MATTERS

McDermott Incorporated is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. McDermott Incorporated's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. McDermott Incorporated believes that its facilities are in substantial compliance with current regulatory standards.

McDermott Incorporated's compliance with U. S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $468,000 in fiscal year 1997, and it expects to spend another $2,792,000 on such capital expenditures over the next five years. McDermott Incorporated cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $7,352,000 in fiscal year 1997.

McDermott Incorporated has been identified as a potentially responsible party at various cleanup sites under CERCLA. McDermott Incorporated has not been
determined to be a major contributor of wastes to these sites.   However, each
potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to each site. Based on its relative contribution of waste to each site, McDermott Incorporated's share of the ultimate liability for the various sites is not expected to have a material effect on McDermott Incorporated's consolidated financial position, results of operations or liquidity in any given year.

Remediation projects have been or may be undertaken at certain of McDermott Incorporated's current and former plant sites, and, during fiscal year 1995, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. In fiscal year 1997, B&W was notified by the NRC that the Apollo plant site had been released for unrestricted use. The Apollo plant site is the first major nuclear fuel facility to achieve "green-field" status after remediation, and will now be removed from the NRC's Site Decommissioning Management Plan. The nuclear license for the plant was terminated.

During fiscal year 1995, a decision was made to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania ("Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning, and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. B&W expects to reach an agreement with the NRC in fiscal year 1998 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised B&W that it would seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities. The relief sought related to potential groundwater contamination related to the previous operations of the facilities. PADEP has recently advised B&W that it does not intend to assess any monetary sanctions provided that B&W continues its remediation program of the Parks Facilities.

McDermott Incorporated performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U.S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will continue to provide financial assurance of $18,163,000 during fiscal year 1998 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material effect upon the consolidated financial position of McDermott Incorporated.

I. TRANSACTIONS WITH RELATED PARTIES

McDermott Incorporated has material transactions occurring during the normal course of operations, including the sale of engineering and design services and the performance of certain general and administrative services, with International and other affiliated companies. McDermott Incorporated has also entered into various financial agreements with International and its subsidiaries, including a Stock Purchase and Sale Agreement. (See Note 6 to the consolidated financial statements.)

Effective April 1, 1996, McDermott Incorporated and JRM, through subsidiaries, formed a joint venture which is a preferred (but not exclusive) provider of engineering services to certain subsidiaries of McDermott International in the U.S. for onshore-related work and to JRM for offshore-related work. The charges for such services are based on charges to unrelated parties for similar work and for general and administrative activities based on allocation of cost. Arrangements for pricing these services are reviewed periodically by the parties.

While McDermott Incorporated's employee liability, comprehensive, general liability, property, marine and other insurance programs are placed through commercial insurance carriers, substantially all of such employee liability exposure is reinsured, and significant deductibles under McDermott Incorporated's other insurance programs are insured, by wholly owned insurance subsidiaries of McDermott International. The premiums charged by such insurance companies of McDermott International for such insurance are based upon the claims experience and forecasted activities of McDermott Incorporated and its subsidiaries. Management believes this approach is more cost effective as there is generally no commercial market for insurance on the same economic terms for these types of exposure.

Item 3.  LEGAL PROCEEDINGS

Due to the nature of its business, McDermott Incorporated is, from time to time, involved in litigation. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of McDermott Incorporated.

See Item 1F and Note 12 to the consolidated financial statements regarding McDermott Incorporated's potential liability for non-employee products liability asbestos claims.

In addition to matters of the type referred to in the preceding paragraphs, International and JRM are conducting an internal investigation, with the assistance of outside counsel, of wrongdoing by a limited number of former employees of International and JRM and by others. International and JRM notified the appropriate authorities in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, International and JRM do not have sufficient information to predict the ultimate outcome of this matter. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc., McDermott Incorporated does not participate in the heavy lift barge service business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As a result of the plan of reorganization announced by McDermott Incorporated on October 28, 1982 and completed on March 15, 1983, all of McDermott Incorporated's outstanding Common Stock is owned by International and, consequently, there is no market for McDermott Incorporated's Common Stock. For restrictions on McDermott Incorporated's present or future ability to pay dividends, see Item 7 Liquidity and Capital Resources and Note 7 to the consolidated financial statements.

Item 6.  SELECTED FINANCIAL DATA


                                   FOR THE FISCAL YEARS ENDED MARCH 31,
                         1997         1996         1995         1994         1993
                      -----------  -----------  -----------  -----------  -----------
                                              (In thousands)
Revenues              $1,796,257   $2,027,975   $2,222,390   $2,243,366   $1,969,622
Loss before
 Extraordinary
 Items and
 Cumulative Effect
 of Accounting
 Changes              $ (174,805)  $  (27,143)  $  (73,880)  $  (26,316)  $  (27,079)
Net Loss              $ (174,805)  $  (27,143)  $  (74,392)  $ (127,066)  $ (273,825)
Total Assets          $3,137,170   $3,019,780   $3,386,429   $3,500,726   $2,345,658
Long-Term Debt        $  379,487   $  423,882   $  423,150   $  584,532   $  492,036
Redeemable
 Preferred Stocks        170,983      173,301      179,251      196,672      204,482
                      ----------   ----------   ----------   ----------   ----------
       Total          $  550,470   $  597,183   $  602,401   $  781,204   $  696,518

See Note 18 to the consolidated financial statements for significant items included in fiscal year 1997 and 1996 results. Fiscal year 1995 results include a $46,489,000 charge for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, a $14,478,000 charge for the reduction of estimated products liability asbestos claims recoveries from insurers and a $26,300,000 benefit for a reduction in accrued interest expense due to the settlement of outstanding tax issues. Fiscal year 1993 results include a $23,968,000 gain from the sale of McDermott Incorporated's interests in two commercial nuclear joint ventures.

See Note 2 regarding the sale of a portion of the marine construction services business to International in fiscal year 1995. See Note 1 regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995. Fiscal year 1994 includes the adoption of Emerging Issues Task Force Issue No. 93-5. Fiscal year 1993 includes the cumulative effect of the adoption of SFAS No. 106 and SFAS No. 109. See Note 12 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims and an internal investigation of allegations of wrongdoing by a limited number of former employees of International and JRM.

All of the Common Stock of McDermott Incorporated is owned by International and, therefore, no per share data is shown above.

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

In general, both of McDermott Incorporated's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Revenues of the Power Generation Systems and Equipment segment are largely a function of capital spending by the electric power generation industry and by the U.S. Government. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services to the domestic utility industry and for nuclear fuel assemblies and reactor components for the U.S. Navy continue at significant levels. In addition, foreign markets for industrial and utility boilers remain strong in Asia and the Middle East.

The foregoing statements regarding McDermott Incorporated's markets and other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. These include the uncertainties relating to deregulation and the Clean Air Act as well as offshore development decisions to be made by oil and gas exploration and development companies.

During fiscal year 1997 and 1996, McDermott Incorporated's Canadian operations contributed $515,389,000 and $890,788,000 to total revenues and ($31,405,000)
and $18,751,000 to operating income (loss), respectively. These results reflect activity on contracts performed at B&W's Cambridge, Ontario location, principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd., which is based in Calgary, Alberta, Canada.

FISCAL YEAR 1997 VS FISCAL YEAR 1996

Power Generation Systems and Equipment's revenues decreased $194,162,000 to $1,514,112,000 primarily due to lower revenues from the fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, construction of cogeneration plants, nuclear services and replacement parts. These decreases were partially offset by higher revenues from commercial nuclear environmental services.

Power Generation Systems and Equipment's segment operating income (loss) decreased $106,788,000 from income of $21,269,000 to a loss of $85,519,000. A provision for estimated future non-employee products asbestos claims, the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility, net of gains on asset disposals, resulted in an increase in segment loss of $80,140,000 in the current year. There were also lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems and on replacement parts. There were also lower volume on replacement nuclear steam generators and lower margins on plant enhancement projects, cost overruns on a contract for a Canadian cogeneration plant and increased severance and relocation costs. These decreases were partially offset by higher volume and margins on commercial nuclear environmental services and lower workers' compensation expense.

Power Generation Systems and Equipment's equity in income of investees, which represents the results of approximately 9 joint ventures, decreased $28,958,000 to $2,789,000. The income in fiscal year 1996 was primarily due to the gain on the sale of power purchase contracts back to a local utility. There were also lower operating results in a Canadian joint venture in the current year.

Backlog for this segment at March 31, 1997 and 1996 was $2,344,951,000 and $2,276,973,000, respectively. At March 31, 1997, this segment's backlog with the U.S. Government was $797,470,000 (of which $26,448,000 had not been funded) and includes orders for nuclear fuel assemblies and reactor components for the U.S. Navy. These orders are expected to continue to comprise a substantial portion of backlog with the U.S. Government as B&W is the sole source provider of these nuclear fuel assemblies and reactor components.

Marine Construction Services' revenues decreased $35,421,000 to $294,162,000 primarily due to lower revenues from engineering and construction activities in domestic and Canadian operations. These decreases were partially offset by increased barge construction activities in shipyard operations and increased shipbuilding activities.

Backlog for this segment at March 31, 1997 was $107,502,000 as compared to $187,288,000 (including $28,138,000 relating to the shipyard sold in fiscal year
1997) at March 31, 1996. Not included in backlog at March 31, 1997 and 1996 was backlog relating to contracts performed by unconsolidated joint ventures of $32,000,000 and $24,000,000, respectively.

Interest income decreased $9,277,000 to $2,521,000 primarily due to decreased investments in government obligations and other investments.

Interest expense increased $3,411,000 to $56,321,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net expense increased $21,976,000 to $24,020,000 primarily due to a loss of $19,446,000 in the current year for insurers providing coverage for estimated future non-employee asbestos claims and gains on the sales of investments in the prior year.

The benefit from income taxes increased $20,317,000 to $25,586,000 while loss before the benefit from income taxes increased $167,979,000 to $200,391,000.
The increase in the benefit from income taxes is due primarily to the increase in loss from operations, offset, in part, due to a limitation on the recognition of income tax benefits in the U.S.

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

Power Generation Systems and Equipment's segment operating income increased $2,529,000 to $21,269,000 due to provisions of $46,489,000 for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility in the prior year. In addition, there were higher volume and margins from replacement nuclear steam generators, improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000) and higher volume from defense and space-related products (other than nuclear fuel assemblies and reactor components). There was also a gain on the sale of a manufacturing facility. These increases were offset by the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain
utility and industrial installations.   There were also lower margins from
engineering, procurement and construction of cogeneration plants. In addition, there were lower volume and margins from repair and alteration of existing fossil fuel steam systems and industrial boilers, plant enhancement projects and from operations and maintenance contracts.

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

Marine Construction Services' segment operating loss decreased $8,019,000 to $23,614,000 primarily due to higher margins from domestic shipyard operations, partially offset by income in the prior period related to the marine construction business sold to International on January 31, 1995.

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

Other-net expense decreased $35,070,000 to $2,044,000, primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and a provision for the settlement of a lawsuit, both in the prior period, and income in the current year of $7,277,000 due to minority shareholder participation in the increased losses of McDermott Engineers and Constructors (Canada) Ltd.

The benefit from income taxes decreased $24,120,000 to $5,269,000 while loss before the benefit from income taxes and cumulative effect of accounting changes decreased $70,857,000 to $32,412,000. The decrease in the benefit from income taxes is due primarily to the decrease in loss from operations.

Effect of Inflation and Changing Prices
---------------------------------------

McDermott Incorporated's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

The management of McDermott Incorporated is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources
-------------------------------

During fiscal year 1997, McDermott Incorporated's cash and cash equivalents increased $33,896,000 to $56,782,000 and total debt increased $94,308,000 to $693,179,000, primarily due to secured borrowings of $93,769,000 on transfers of receivables (see Note 7 to the consolidated financial statements). During this period, McDermott Incorporated received cash of $68,162,000 as a capital contribution from International, $57,240,000 from short-term borrowings and $48,345,000 from the sale of assets. McDermott Incorporated used cash of $26,205,000 in operating activities; $26,663,000 for additions to property, plant and equipment; $65,363,000 for repayment of short-term borrowings from an affiliate; $13,291,000 for cash dividends on preferred stocks; $8,266,000 for investment in equity investees; and $2,250,000 for the repurchase of preferred stock to satisfy current and future sinking fund requirements. Lower accounts receivable are primarily due to timing of collection of billings on contracts performed in Canada.

Cash from the sale of assets includes proceeds of $19,000,000 from the sale of McDermott Incorporated's shipyard facilities in Morgan City, Louisiana and certain work-in-progress.

Pursuant to an agreement with the majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, reimbursement is usually delayed for
three months or more.   The average amount of these claims (historical average
of approximately $6,000 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1997 were $188,205,000, of which $170,003,000 has been recovered or is due from insurers. At March 31, 1997, receivables of $80,085,000 were due from insurers for reimbursement of settled claims. The increase in amounts classified current for products liability asbestos claims and insurance recoverable at March 31, 1997 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters. The number of non-employee claims, which had declined moderately since fiscal year 1990, increased during the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased the second half of fiscal year 1996. Based on information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period management was investigating and evaluating the basis for the increase. As a result of the investigation and evaluation, in the fourth quarter of fiscal year 1997 McDermott Incorporated recorded an additional estimated liability for the future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial
statements.   The collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott Incorporated's expenditures for property, plant and equipment decreased $12,448,000 to $26,663,000 in fiscal year 1997. The majority of fiscal year 1997 expenditures were to maintain and replace existing facilities and equipment. McDermott Incorporated has committed to make capital expenditures of approximately $3,912,000 during fiscal year 1998.

At March 31, 1997 and 1996, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $93,769,000 and $107,000,000, respectively, under an agreement with a U.S. Bank. During fiscal year 1997, the maximum sales limit available under the agreement was reduced from $140,000,000 to $125,000,000 and is subject to annual renewal. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. Beginning January 1, 1997, McDermott Incorporated accounts for these sales as secured borrowings. (See Note 1 and 7 to the consolidated financial statements.)

Effective February 1, 1989, McDermott Incorporated and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. There were no transactions under this agreement during fiscal year 1997.

McDermott Incorporated and MIICO are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. At March 31, 1996, McDermott Incorporated had borrowed $65,363,000 against this agreement. There were no borrowings against this agreement at March 31, 1997.

At March 31, 1997 and 1996, McDermott Incorporated had available various uncommitted short-term lines of credit from banks totalling $134,695,000 and $285,859,000, respectively. Borrowings against these lines of credit at March 31, 1997 and 1996 were $24,555,000 and $58,314,000, respectively. In addition, at March 31, 1997 and 1996, respectively, there were borrowings of $150,000,000 and $50,000,000 under the $150,000,000 unsecured and committed revolving credit facility of The Babcock & Wilcox Company (the "B&W Revolver"). During May and June 1997, The Babcock & Wilcox Company repaid all amounts outstanding under the B&W Revolver primarily with the proceeds of a loan of $115,000,000 from MIICO to McDermott Incorporated during May 1997. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must comply with certain requirements. In July, 1997, these requirements of the B&W Revolver were amended so that The Babcock & Wilcox Company may borrow under this facility in the future. During fiscal year 1998, borrowings by The Babcock & Wilcox Company through the B&W Revolver are expected to be minimal as The Babcock & Wilcox Company expects to be able to fund itself from operating cash flow.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of McDermott Incorporated are subject to such restrictions. At March 31, 1997, the most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

Working capital decreased to $71,284,000 at March 31, 1997 from $92,086,000 at March 31, 1996. During 1998, McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, additional borrowings and capital contributions from International (if required). Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity nor capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in 1997 and 1996.

McDermott Incorporated has provided a valuation allowance ($53,192,000 at March 31, 1997) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1997 are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies
involving sales  of appreciated assets.   An uncertainty that affects the
ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standard
-----------------------

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. McDermott Incorporated believes that its accounting for environmental remediation liabilities is essentially in compliance with the SOP. McDermott Incorporated will formally adopt SOP 96-1 in fiscal year 1998, and does not believe the effect of the adoption will be material.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Board of Directors and Stockholders
McDermott Incorporated


We have audited the accompanying consolidated balance sheet of McDermott Incorporated as of March 31, 1997 and 1996, and the related consolidated statements of loss, stockholder's equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott Incorporated at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995.



                                                  ERNST & YOUNG LLP

New Orleans, Louisiana
July 10, 1997

                             MCDERMOTT INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997 AND 1996
                                     ASSETS

                                                              1997       1996
                                                           ----------  --------
                                                              (In thousands)
Current Assets:
 Cash and cash equivalents                                 $   56,782  $ 22,886
 Accounts receivable - trade                                  286,011   257,094
 Accounts receivable - other                                  139,949    82,145
 Accounts receivable from McDermott International, Inc.             -    38,698
 Insurance recoverable - current                              183,000   116,280
 Contracts in progress                                        244,231   284,099
 Inventories                                                   59,894    61,128
 Deferred income taxes                                         56,359    82,381
 Other current assets                                          15,053     8,355
--------------------------------------------------------------------------------
      Total Current Assets                                  1,041,279   953,066
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
 Land                                                           9,036    12,922
 Buildings                                                    131,853   160,199
 Machinery and equipment                                      377,167   474,765
 Property under construction                                   15,886    19,270
--------------------------------------------------------------------------------
                                                              533,942   667,156
Less accumulated depreciation                                 314,600   388,111
--------------------------------------------------------------------------------
      Net Property, Plant and Equipment                       219,342   279,045
--------------------------------------------------------------------------------
Insurance Recoverable                                         720,913   606,963
--------------------------------------------------------------------------------
Investment in McDermott International, Inc.                   595,982   600,292
--------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
 Assets of Purchased Businesses Less Accumulated
 Amortization of $104,960,000 at March 31, 1997
 and $97,814,000 at March 31, 1996                           119,077    135,877
--------------------------------------------------------------------------------
Prepaid Pension Costs                                        266,837    256,802
--------------------------------------------------------------------------------
Other Assets                                                 173,740    187,735
--------------------------------------------------------------------------------
      TOTAL                                               $3,137,170 $3,019,780
================================================================================

See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                             1997       1996
                                                           --------   --------
Current Liabilities:
 Notes payable and current maturities of long-term debt    $313,692   $109,626
 Note payable to McDermott International, Inc.                    -     65,363
 Accounts payable                                           116,452    145,779
 Accounts payable to McDermott
   International, Inc.                                        9,182      4,410
 Environmental and products liabilities - current           210,352    159,824
 Accrued employee benefits                                   79,573     72,173
 Accrued liabilities - other                                130,329    152,309
 Advance billings on contracts                              109,736    149,245
 U.S. and foreign income taxes                                  679      2,251
-------------------------------------------------------------------------------
      Total Current Liabilities                             969,995    860,980
-------------------------------------------------------------------------------
Long-Term Debt                                              379,487    423,882
-------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation               373,232    377,457
-------------------------------------------------------------------------------
Environmental and Products Liabilities                      903,379    721,740
-------------------------------------------------------------------------------
Other Liabilities                                            95,500     89,501
-------------------------------------------------------------------------------
Contingencies
-------------------------------------------------------------------------------
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible, $1.00 par value;
  at redemption value                                        88,087     88,087
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                        82,896     85,214
-------------------------------------------------------------------------------
      Total Redeemable Preferred Stocks                     170,983    173,301
-------------------------------------------------------------------------------
Stockholder's Equity:
 Common stock, par value $1.00 per share, 3,700 shares
   authorized and issued, 3,600 shares outstanding                4          4
 Capital in excess of par value                             691,605    625,841
 Deficit                                                   (422,123)  (234,075)
 Minimum pension liability                                   (1,655)      (763)
 Currency translation adjustments                           (23,237)   (18,088)
-------------------------------------------------------------------------------
      Total Stockholder's Equity                            244,594    372,919
-------------------------------------------------------------------------------
 TOTAL                                                   $3,137,170 $3,019,780
===============================================================================

                            McDERMOTT INCORPORATED
                         CONSOLIDATED STATEMENT OF LOSS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                                                 1997        1996        1995
                                              ----------  ----------  ----------
                                                        (In thousands)
Revenues                                      $1,796,257  $2,027,975  $2,222,390
---------------------------------------------------------------------------------
 Costs and Expenses:
   Cost of operations (before depreciation
     and amortization)                         1,722,129   1,862,504   2,025,188
   Depreciation and amortization                  45,991      50,280      66,104
   Selling, general and
     administrative expenses                     140,117     147,153     176,351
---------------------------------------------------------------------------------
                                               1,908,237   2,059,937   2,267,643
---------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
 Impairments - net                               (17,645)      6,425      (2,586)
---------------------------------------------------------------------------------
Operating Loss before Equity in
 Income of Investees                            (129,625)    (25,537)    (47,839)
Equity in Income of Investees                      7,054      36,281      10,334
---------------------------------------------------------------------------------
 Operating Income (Loss)                        (122,571)     10,744     (37,505)
---------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                                   2,521      11,798      12,686
 Interest expense                                (56,321)    (52,910)    (41,336)
 Other-net                                       (24,020)     (2,044)    (37,114)
---------------------------------------------------------------------------------
                                                 (77,820)    (43,156)    (65,764)
---------------------------------------------------------------------------------
Loss before Benefit from Income
 Taxes and Cumulative Effect
 of Accounting Change                           (200,391)    (32,412)   (103,269)
Benefit from Income Taxes                        (25,586)     (5,269)    (29,389)
---------------------------------------------------------------------------------
Loss before Cumulative Effect of
 Accounting Change                              (174,805)    (27,143)    (73,880)
Cumulative Effect of Accounting Change                 -           -        (512)
---------------------------------------------------------------------------------
Net Loss                                       $(174,805)   $(27,143)   $(74,392)
=================================================================================

See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                                 (In thousands)

                                        Capital      Retained     Minimum     Currency      Total
                                         Common     in Excess     Earnings    Pension    Translation   Stockholder's
                                       Stock/(1)/  of Par Value  (Deficit)   Liability   Adjustments       Equity
                                       -----------------------------------------------------------------------------
Balance March 31, 1994                      $4      $589,085    $(104,859)      $(620)      $(11,507)      $ 472,103
Adoption of SFAS 115                         -             -       (1,480)          -              -          (1,480)
Sale of marine construction
 services business
 to International                            -        29,015            -           -              -          29,015
Redemption of preferred
 shares                                      -           239            -           -              -             239
Tax benefit on exercise of
 stock options                               -         2,642            -           -              -           2,642
Net loss                                     -             -      (74,392)          -              -         (74,392)
Preferred stock dividends                    -             -      (14,142)          -              -         (14,142)
Minimum pension liability                    -             -            -         581              -             581
Gain on investments                          -             -        1,532           -              -           1,532
Translation adjustments                      -             -            -           -         (3,563)         (3,563)
---------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995                       4       620,981     (193,341)        (39)       (15,070)        412,535
---------------------------------------------------------------------------------------------------------------------
Division of pension plan                     -         4,585            -           -              -           4,585
Redemption of preferred
 shares                                      -           206            -           -              -             206
Tax benefit on exercise of stock
 options                                     -            69            -           -              -              69
Net loss                                     -             -      (27,143)          -              -         (27,143)
Preferred stock dividends                    -             -      (13,539)          -              -         (13,539)
Minimum pension liability                    -             -            -        (724)             -            (724)
Loss on investments                          -             -          (52)          -              -             (52)
Translation adjustments                      -             -            -           -         (3,018)         (3,018)
---------------------------------------------------------------------------------------------------------------------
Balance March 31, 1996                       4       625,841     (234,075)       (763)       (18,088)        372,919
---------------------------------------------------------------------------------------------------------------------
Sale of assets to International              -         4,655            -           -              -           4,655
Capital contribution from
 International                               -        61,000            -           -              -          61,000
Redemption of preferred
 shares                                      -            68            -           -              -              68
Tax benefit on exercise of stock
 options                                     -            41            -           -              -              41
Net loss                                     -             -     (174,805)          -              -        (174,805)
Preferred stock dividends                    -             -      (13,243)          -              -         (13,243)
Minimum pension liability                    -             -            -        (892)             -            (892)
Translation adjustments                      -             -            -           -         (5,149)         (5,149)
---------------------------------------------------------------------------------------------------------------------
Balance March 31, 1997                      $4      $691,605    $(422,123)    $(1,655)      $(23,237)      $ 244,594
=====================================================================================================================

/(1)/ There were 3,600 common shares outstanding at March 31, 1997, 1996, and
      1995 consisting of 3,000 voting shares entitled to 12,000 votes per share and 600 non-voting shares./

See accompanying notes to the consolidated financial statements.

                             McDERMOTT INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     1997        1996          1995
                                                  ----------  ----------  ------------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(174,805)  $ (27,143)   $  (74,392)
--------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                      45,991      50,280        66,104
  Equity in income or loss of investees,
   less dividends                                     5,648       3,453          (653)
  (Gain) loss on asset disposals and
   impairments-net                                   17,645      (6,425)        2,586
  Cumulative effect of accounting change                  -           -           512
  Provision for deferred taxes                        8,617      10,361         1,869
  Other                                                 567      (4,984)        3,654
  Changes in assets and liabilities, net of
   effects from acquisitions and divestitures:
    Accounts receivable                              65,584     (76,598)       20,425
    Accounts payable                                (26,807)    (39,001)       44,345
    Inventories                                         854       3,252           788
    Net contracts in progress and advance
     billings                                       (10,461)    (29,085)      (33,044)
    Environmental and products liabilities           86,561      16,989        58,083
    Income taxes                                     (4,528)    (25,230)      (48,989)
    Accrued liabilities                             (21,455)     20,310       (17,666)
    Other, net                                       15,448     (52,264)      (45,863)
Proceeds from insurance for products liabilities
 claims                                             153,141     107,481       105,314
Payments of products liabilities claims            (188,205)   (151,961)     (126,151)
--------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES               (26,205)   (200,565)      (43,078)
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                               -     (13,083)            -
Proceeds from asset disposals                        48,345      29,465        13,171
Purchases of property, plant and equipment          (26,663)    (39,111)      (71,793)
Purchases of short and long-term investments              -    (196,610)      (20,699)
Sales and maturities of short and
 long-term investments                                    8     560,455        20,603
Proceeds from redemption of International stock       2,500       2,500         2,500
Investment in equity investees                       (8,266)       (299)      (10,190)
Other                                                     -       1,379           (49)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                           15,924     344,696       (66,457)
--------------------------------------------------------------------------------------

                                                        Continued



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  1997        1996       1995
                                                ---------  ----------  ---------
                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                       $   (165)  $(150,165)  $(16,707)
Increase (decrease)  in short-term borrowing      57,240     (37,967)   130,811
Increase (decrease) in short-term borrowing
 from McDermott International, Inc.              (65,363)     65,363          -
Dividends paid                                   (13,291)    (13,663)   (14,142)
Capital contribution from International           68,162           -          -
Redemption of preferred stock                     (2,250)     (5,743)   (17,182)
Other                                               (281)       (439)       (75)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                       44,052    (142,614)    82,705
--------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH             125         355        480
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      33,896       1,872    (26,350)
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          22,886      21,014     47,364
================================================================================
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                         $56,782   $  22,886    $21,014
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)           $ 50,341   $  57,305   $ 62,623
 Income taxes (net of refunds)                  $ (8,607)  $  24,697   $(11,705)
================================================================================

See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of McDermott Incorporated and all subsidiaries. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1997.

Unless the context otherwise requires, hereinafter, "International" will be used to mean McDermott International, Inc., a Panamanian corporation. International is the parent company of McDermott Incorporated

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes
------------------

Transfers of Financial Assets - During the year ended March 31, 1997, McDermott Incorporated adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, beginning January 1, 1997, transfers of accounts receivable previously accounted for as sales are accounted for as secured borrowings. Adoption of the new standard was not material to results for the three months ended March 31, 1997.

Postemployment Benefits - Effective April 1, 1994, McDermott Incorporated adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $512,000 (net of income taxes of $287,000). Other than the cumulative effect, the accounting change had no material effect on the results of fiscal year 1995. Prior to April 1, 1994, McDermott Incorporated recognized the cost of providing most of these benefits on a cash basis.

Investments - Effective April 1, 1994, McDermott Incorporated adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in a decrease in the opening balance of stockholder's equity of $1,480,000 to reflect the net unrealized holding losses on McDermott Incorporated's investment securities which were previously carried at amortized cost. Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were approximately $146,254,000, $3,651,000 and $275,000, respectively for fiscal year 1996 and proceeds and gross realized losses were $20,283,000 and $320,000, respectively, in fiscal year 1995.

Foreign Currency Translation
----------------------------

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U. S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $801,000, $(750,000), and $(384,000) for fiscal years 1997, 1996 and 1995, respectively.

Contracts and Revenue Recognition
---------------------------------

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $39,346,000 and $46,627,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1997 and 1996, respectively.

                                                     1997      1996
                                                   --------  --------
                                                     (In thousands)
Included in Contracts in Progress are:
Costs Incurred less costs of revenue recognized    $ 51,775  $ 34,017
Revenues recognized less billings to customers      192,456   250,082
---------------------------------------------------------------------
Contracts in Progress                              $244,231  $284,099
=====================================================================

                                                    1997       1996
                                                  ---------  --------
                                                     (In thousands)
Included in Advance Billings on Contracts are:
Billings to customer less revenues recognized     $130,428   $154,121
Costs incurred less cost of revenue recognized     (20,692)    (4,876)
----------------------------------------------------------------------
Advance Billings on Contracts                     $109,736   $149,245
======================================================================

McDermott Incorporated is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. McDermott Incorporated does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                         1997            1996
                                                     ------------    ------------
                                                           (In thousands)
Retainages                                             $51,623          $46,181
=================================================================================
Retainages expected to be collected after one year     $29,159          $17,699
=================================================================================

Of its long-term retainages at March 31, 1997, McDermott Incorporated anticipates collection of $21,095,000 in fiscal year 1999, $7,525,000 in fiscal year 2000 and $539,000 in fiscal year 2001.

Inventories
-----------

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in-first-out (LIFO) method is used. The cost of approximately 12% and 17% of total inventories was determined using the LIFO method at March 31, 1997 and 1996, respectively. Inventories at March 31, 1997 and 1996 are summarized below:

                                                       1997          1996
                                                      -------       -------
                                                         (In thousands)
Raw Materials and Supplies                            $44,395       $39,604
Work in Progress                                        8,498         8,694
Finished Goods                                          7,001        12,830
---------------------------------------------------------------------------
                                                      $59,894       $61,128
===========================================================================

Warranty Expense
----------------

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems and Equipment segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs
----------------------------

McDermott Incorporated accrues for future decommissioning of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission, except for one facility which has provisions in its government contracts pursuant to which all of its decommissioning costs are covered by the U.S. Government. Such accruals, based on the estimated cost of those activities, are over the economic useful life of each facility, which is estimated at 40 years.

Research and Development
------------------------

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $14,842,000, $21,491,000 and $19,455,000 in fiscal years 1997, 1996 and 1995, respectively. In addition, expenditures on research and development activities of approximately $34,170,000, $45,106,000 and $44,240,000 in fiscal years 1997,
1996 and 1995, respectively, were paid for by customers of McDermott
Incorporated.

Depreciation, Maintenance and Repairs
-------------------------------------

Property, plant and equipment is depreciated on the straight-line method, using estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred.

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased
-------------------------------------------------------------------------
Businesses
----------

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years and the acquisition of McDermott Engineers and Constructors (Canada) Ltd. which is being amortized on a straight-line basis over 10 years. Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if permanent diminution in value were to occur.

Capitalization of Interest Cost
-------------------------------

In fiscal years 1997, 1996 and 1995, total interest cost incurred was $56,428,000, $53,511,000 and $43,919,000, respectively, of which $107,000,
$601,000 and $2,583,000, respectively, was capitalized.

Cash Equivalents
----------------
Cash equivalents are highly liquid investments, with maturities of three months or less when purchased.

Derivative Financial Instruments
--------------------------------

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

NOTE 2 - SALE OF MARINE CONSTRUCTION SERVICES BUSINESS

In connection with the merger of Offshore Pipelines, Inc. into J. Ray McDermott, S.A. ("JRM"), a subsidiary of International, on January 31, 1995, McDermott Incorporated sold a portion of its marine construction services business having a net book value of $187,622,000 (which included property, plant and equipment of $190,780,000) to International and received marketable securities having an aggregate fair value of $230,173,000. The excess of the sales price over the net book value of net assets sold to International of $29,015,000 (net of tax of $13,536,000) was included in Capital in Excess of Par Value. Revenues and operating income, respectively, of the portion of the marine construction services business sold were $243,959,000 and $7,324,000 in fiscal year 1995.

NOTE 3 - ACQUISITION

During fiscal year 1996, McDermott Incorporated acquired the assets of Joy Environmental Technologies, which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. The purchase price was $13,083,000 of which approximately $6,457,000 was assigned to excess of cost over fair value of net assets acquired and is being amortized over a period of twenty years. Operating results have been included in the Consolidated Statement of Loss from the acquisition date. Pro forma results of operations have not been presented because the effects were not significant.

NOTE 4 - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in entities which are accounted for on the equity method were $31,434,000 and $37,958,000 at March 31, 1997 and 1996, respectively.
Transactions with entities for which investments are accounted for on the equity method included sales to ($22,043,000, $37,487,000 and $7,166,000 in fiscal years 1997, 1996 and 1995, respectively) and purchases from ($11,921,000, $378,000 and $195,000 in fiscal years 1997, 1996 and 1995, respectively) these entities. Included in Accounts receivable - trade at March 31, 1997 and 1996 are $2,390,000 and $487,000, respectively of receivables from unconsolidated affiliates. Included in Accounts payable at March 31, 1997 and 1996 are $39,000 and $1,313,000, respectively of payables to unconsolidated affiliates.
Dividends received from unconsolidated investees were $12,702,000, $39,734,000 and $9,681,000 in fiscal years 1997, 1996 and 1995, respectively. Undistributed earnings in unconsolidated affiliates accounted for by the equity method were $15,700,000 and $13,523,000, respectively, at March 31, 1997 and 1996.

Summarized combined balance sheet and income statement information based on the most recent financial information for investments in entities accounted for by the equity method are presented below:

                                                             1997             1996
                                                           --------         --------
                                                                (In thousands)
Current Assets                                             $ 69,087         $ 61,685
Non-Current Assets                                          259,108          266,017
------------------------------------------------------------------------------------
   Total Assets                                            $328,195         $327,702
Current Liabilities                                        $ 50,501         $ 29,881
Non-Current Liabilities                                     196,112          199,498
Owners' Equity                                               81,582           98,323
------------------------------------------------------------------------------------
Total Liabilities and Owners'
     Equity                                                $328,195         $327,702
====================================================================================

                                              1997           1996             1995
                                            --------       --------         --------
                                                        (In thousands)
Revenues                                    $316,178       $119,753         $221,438
Gross Profit                                $ 34,124       $ 38,343         $ 67,116
Income before Provision for Income Taxes    $ 35,225       $ 92,734         $ 32,729
Provision for Income Taxes                     3,935          4,843            3,581
------------------------------------------------------------------------------------
   Net Income                               $ 31,290       $ 87,891         $ 29,148
====================================================================================

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1997 and 1996 were as follows:

                                                             1997      1996
                                                           --------  ---------
                                                             (In thousands)
Deferred tax assets:
 Accrued warranty expense                                  $ 15,915  $ 13,725
 Accrued vacation pay                                         8,013     8,227
 Accrued liabilities for self-insurance (including
     postretirement health care benefits)                   162,481   166,467
 Accrued liabilities for executive and
  employee incentive compensation                            15,397    14,884
 Investments in joint ventures and affiliated companies       6,705     8,014
 Environmental and products liabilities                     434,852   344,839
 Other                                                       29,522    22,443
------------------------------------------------------------------------------
  Total deferred tax assets                                 672,885   578,599
------------------------------------------------------------------------------
 Valuation allowance for deferred tax assets                (53,192)  (14,673)
------------------------------------------------------------------------------
 Deferred tax assets -net                                   619,693   563,926
------------------------------------------------------------------------------
Deferred tax liabilities:
 Property, plant and equipment                              19,419     29,917
 Prepaid pension costs                                     101,982     99,997
 Investments in joint ventures and affiliated companies     10,483     11,261
 Insurance recoverable                                     353,579    282,065
 Other                                                       4,028      1,867
------------------------------------------------------------------------------
 Total deferred tax liabilities                            489,491    425,107
------------------------------------------------------------------------------
 Net deferred tax assets                                 $ 130,202  $ 138,819
------------------------------------------------------------------------------

Loss before benefit from income taxes and cumulative effect of accounting changes was as follows:


                                          1997           1996          1995
                                        ---------      --------      ---------
                                                    (In thousands)

U. S.                                  $(156,922)      $  (33,241)  $(120,005)
Other than U. S.                         (43,469)             829      16,736
------------------------------------------------------------------------------
                                       $(200,391)      $  (32,412)  $(103,269)
==============================================================================

The benefit from income taxes consists of:
                                                1997          1996      1995
                                              ---------     --------  ---------
                                                       (In thousands)
Current:
 Federal                                      $(29,113)  $  (18,163)  $(36,266)
 State and local                                (2,301)      (3,810)    (4,405)
 Foreign                                        (2,789)       6,343      9,413
-------------------------------------------------------------------------------

   Total current                               (34,203)     (15,630)   (31,258)
-------------------------------------------------------------------------------
Deferred:
 Federal                                        14,398       14,703        916
 State and local                                   723       (3,009)     2,776
 Foreign                                        (6,504)      (1,333)    (1,823)
-------------------------------------------------------------------------------
  Total deferred                                 8,617       10,361      1,869
-------------------------------------------------------------------------------
  Benefit from Income Taxes                   $(25,586)  $   (5,269)  $(29,389)
===============================================================================

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:


                                                 1997        1996       1995
                                               PERCENT      PERCENT    PERCENT
                                               --------     --------   --------
Statutory federal tax rate                       (35.0)       (35.0)     (35.0)
State and local income tax effect                  0.2         (8.5)      (0.6)
Foreign operations                                 2.2         10.6        1.3
Excess of cost over fair value of
   net assets of purchased businesses              2.1          7.3        2.3
Non-deductible business expenses                   0.6          4.9        1.2
Dividends from affiliates                          0.9          1.7        1.8
Minority interest                                 (1.1)        (6.9)      (0.5)
Federal valuation allowance                       16.3          3.8        1.1
Other                                              1.0          5.8       (0.1)
-------------------------------------------------------------------------------
Effective Income Tax Rate                        (12.8)       (16.3)     (28.5)
===============================================================================

Undistributed earnings of foreign subsidiaries amounted to approximately
$38,000,000 at March 31, 1997.   These earnings are considered to be
indefinitely reinvested and, accordingly, no provision for U.S. federal and state and local income taxes has been provided. Upon distribution of those earnings, McDermott Incorporated would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdictions. The unrecognized deferred income tax liability is estimated to be approximately $14,900,000. Withholding taxes of $3,500,000 would be payable upon remittance of all previously unremitted earnings at March 31, 1997.

During fiscal year 1995, settlements were reached with the Internal Revenue Service ("IRS") concerning McDermott Incorporated's U.S. income tax liability for the fiscal years ended March 31, 1983 through March 31, 1988 disposing of all U.S. Federal income tax issues for those years. These settlements resulted in a reduction in accrued interest expense of $26,300,000 during fiscal year 1995. The IRS has issued notices for fiscal years ended March 31, 1989 and March 31,1990 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. McDermott Incorporated believes that any income taxes ultimately assessed will not exceed amounts already provided.

NOTE 6 - RELATED PARTY TRANSACTIONS

McDermott Incorporated has material transactions with International and its other subsidiaries occurring in the normal course of operations. Transactions which are included in McDermott Incorporated's revenues include the sales of engineering and design services and fabrication services ($12,838,000, $40,718,000, and $13,257,000 in fiscal years 1997, 1996 and 1995 respectively)
and the leasing of equipment ($4,215,000 in fiscal year 1995). Other transactions include the allocation of general and administrative and other costs to International ($21,488,000, $11,900,000 and $7,309,000 in fiscal years 1997, 1996 and 1995, respectively), placing certain insurance coverage (at prices determined on an annual basis of $4,287,000, $15,213,000, and $28,024,000 in fiscal years 1997, 1996 and 1995, respectively) through commercial insurance carriers which in turn substantially reinsure such exposure to a wholly-owned subsidiary of International, and the management of certain of the investments of McDermott Incorporated and its pension plans by a wholly-owned subsidiary of International for which McDermott Incorporated paid fees of $2,746,000, $2,901,000 and $2,949,000 in fiscal years 1997, 1996 and 1995, respectively.

McDermott Incorporated had sales to unconsolidated affiliates of International of $5,649,000, $6,138,000 and $3,226,000 in fiscal years 1997, 1996 and 1995, respectively. Purchases from these affiliates were $19,021,000, $29,538,000 and $11,236,000 in fiscal years 1997, 1996 and 1995, respectively. Included in Accounts receivable - trade at March 31, 1997 and 1996 are $2,887,000 and $6,613,000, respectively of receivables due from unconsolidated affiliates of International. Included in non-current Other Assets at March 31, 1997 and 1996 are $5,976,000 and $4,766,000, respectively of receivables from these affiliates. Included in Accounts payable at March 31, 1997 and 1996 are $3,204,000 and $7,879,000, respectively, of payables to these affiliates.

During fiscal year 1997, McDermott Incorporated sold certain property, plant and equipment having a net book value of $1,440,000 to International for $8,602,000. The excess of the sales price over the net book value of net assets sold to International of $4,655,000 (net of tax of $2,507,000) was included in Capital in Excess of Par Value.

McDermott Incorporated and MIICO are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000. At March 31, 1996, McDermott Incorporated had borrowed $65,363,000 against this agreement. There were no borrowings against this agreement at March 31, 1997.

Under a reorganization during the fiscal year ended March 31, 1983, International became the parent of the McDermott group of companies, which includes McDermott Incorporated which prior to the reorganization was the parent company. McDermott Incorporated's investment in International represents its right to the undistributed earnings of International existing at the time of the reorganization less subsequent distributions by International to McDermott Incorporated. In order to preserve McDermott Incorporated's right to the undistributed earnings and provide for the distribution of such earnings to McDermott Incorporated should either McDermott Incorporated or International elect not to keep these earnings invested with International, McDermott Incorporated retained its ownership of 100,000 shares of International Common Stock, received 100,000 shares of International Series A Participating Preferred Stock and 100,000 shares of International Series B Non-Voting Preferred Stock, and entered into a stock purchase and sale agreement with International (the "Intercompany Agreement"). Both Series A and Series B Preferred Stocks have certain rights in the event of liquidation of International. Series B Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed by International each year at $250 per share. Such redemption began in November 1992. The Series A and Series B Preferred Stocks are entitled to annual per share dividends of $10 (but no more than ten times the amount of per share dividends paid by International on its Common Stock) and $20, respectively, and such dividends are cumulative to the extent not paid. Shares of Series A Preferred Stock are also entitled to additional dividends whenever dividends in excess of $3 per International Common Share are declared in any fiscal year. Dividends and proceeds from redemption of Series B Preferred Stock received from International have been accounted for as a reduction of McDermott Incorporated's investment in International.

Pursuant to the Intercompany Agreement, McDermott Incorporated has the right to sell to International and International has the right to buy from McDermott Incorporated, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. If a unit is sold to International upon McDermott Incorporated's exercise of its right to sell under the Intercompany Agreement, the purchase price of such unit will be 90% of the then current value of the unit (the "current unit value"). If a unit is sold to International pursuant to an exercise by International of its right to purchase under the Intercompany Agreement, the purchase price of such unit will be 110% of the current unit value. At April 1, 1997, the current unit value was $1,602 and the aggregate current unit value for McDermott Incorporated's 100,000 units was $160,206,000. Both parties intend to preserve McDermott Incorporated's right to the undistributed earnings by not exercising any rights under the Intercompany Agreement that would result in a loss to McDermott Incorporated. The net proceeds to McDermott Incorporated from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

McDermott Incorporated maintains the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan that includes a cash or deferred arrangement. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants, and may be made, at the discretion of McDermott Incorporated, in cash or in common stock of International. When monthly employer contributions are made in stock, McDermott Incorporated pays cash to International and shares of common stock are issued to the Thrift Plan from the authorized but unissued share capital of International. The number of such shares is determined based on the closing price on the last business day of the month as reported on the New York Stock Exchange Composite Tape with fractional shares paid in cash. During fiscal years 1997, 1996 and 1995, respectively, 306,089, 300,951 and 312,883 shares were purchased by McDermott Incorporated for $6,030,000, $6,347,000 and $7,713,000.


NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt consists of:                                 1997      1996
                                                          --------  --------
                                                           (In thousands)
Unsecured Debt:
  Series A Medium-Term Notes (maturities ranging
    from 1 to 6 years; interest at various
    rates ranging from 7.92% to 9.00%)                    $ 75,000  $ 75,000
  Series B Medium-Term Notes (maturities ranging
    from 2 to 26 years; interest at various
    rates ranging from 6.50% to 8.75%)                     101,000   101,000
  9.375% Notes due 2002 ($225,000,000 principal value)     224,598   224,538
  Other notes payable through 2009 (interest at
    various rates ranging to 10.0%)                         19,170    19,310
Secured Debt:
  Other notes payable through 2012 and
    capitalized lease obligations                            5,087     5,346
----------------------------------------------------------------------------
                                                           424,855   425,194
Less: Amounts due within one year                           45,368     1,312
----------------------------------------------------------------------------
                                                          $379,487  $423,882
============================================================================

Notes payable and current maturities of long-term debt consist of:

                                                            1997      1996
                                                          --------  --------
                                                            (In thousands)

Short-term lines of credit - unsecured                    $174,555  $108,314
Secured borrowings                                          93,769         -
Current Maturities of long-term debt                        45,368     1,312
----------------------------------------------------------------------------
                                                          $313,692  $109,626
============================================================================
Weighted average interest rate on short-term borrowings       6.26%     5.97%
============================================================================

The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that McDermott Incorporated may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1997 are as follows: 1998 - $45,368,000; 1999 - $27,196,000; 2000 -
$30,672,000; 2001 -$34,000; 2002 - $224,633,000.

McDermott Incorporated is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of McDermott Incorporated are subject to such restrictions. At March 31, 1997, the most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than the current dividends on existing preferred stock.

The Babcock & Wilcox Company has an agreement with a U. S. bank, whereby it can sell with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit under the agreement was reduced during fiscal year 1997 from $140,000,000 to $125,000,000. At March 31, 1997 approximately $93,769,000 of receivables had been sold under this agreement and are accounted for as secured borrowings in the accompanying balance sheet. At March 31, 1996 approximately $107,000,000 had been sold and were accounted for as a reduction of accounts receivable in the accompanying balance sheet. Included in Other-net expense were expenses which represent bank fees and discounts of $4,737,000, $8,518,000 and $9,709,000 in fiscal years 1997, 1996 and 1995, respectively, on receivables accounted for as sales. Discounts were based on the bank's cost of issuing commercial paper and bank fees were a fixed amount based on the maximum limit which would be sold.

At March 31, 1997 and 1996, McDermott Incorporated had available various uncommitted short-term lines of credit from banks totalling $134,695,000 and $285,859,000, respectively. Borrowings against these lines of credit at March 31, 1997 and 1996 were $24,555,000 and $58,314,000, respectively. In addition, at March 31, 1997 and 1996, respectively, there were borrowings of $150,000,000 and $50,000,000 under the $150,000,000 unsecured and committed revolving credit facility of The Babcock & Wilcox Company (the "B&W Revolver"). During May and June 1997, The Babcock & Wilcox Company repaid all amounts outstanding under the B&W Revolver primarily with the proceeds of a loan of $115,000,000 from MIICO to McDermott Incorporated during May 1997. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must comply with certain requirements. In July, 1997, these requirements of the B&W Revolver were amended so that The Babcock & Wilcox Company may borrow under this facility in the future.

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - McDermott Incorporated provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott Incorporated's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1997 and 1996, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans

The net periodic pension benefit for fiscal years 1997, 1996 and 1995 included the following components:

                                                       1997            1996        1995
                                                    ---------       ---------   ---------
                                                                  (In thousands)
Service cost - benefits earned during the period    $  20,317       $  18,475   $  22,686
Interest cost on projected benefit obligation          69,395          66,282      62,534
Actual return on plan assets                         (147,984)       (212,411)     16,701
Net amortization and deferral                          52,263         119,898    (114,434)
-----------------------------------------------------------------------------------------
Net periodic pension benefit                        $  (6,009)      $  (7,756)  $ (12,513)
=========================================================================================

Due to the sale of a domestic entity, loss before cumulative effect of accounting change in fiscal year 1995 includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:


                                        Plans for Which            Plans for Which
                                         Assets Exceed              Accumulated
                                          Accumulated                 Benefits
                                           Benefits                 Exceed Assets
                                   ------------------------     -----------------------
                                       1997        1996            1997        1996
                                                      (In thousands)
                                   ----------     ---------     ---------     ---------
Actuarial present value of
 benefit obligations:
 Vested benefit obligation         $  806,533     $ 763,561     $  30,063     $  30,445
=======================================================================================

 Accumulated benefit obligation    $  870,713     $ 824,121     $  30,063     $  30,445
=======================================================================================
   Projected benefit obligation    $  977,594     $ 930,558     $  31,772     $  33,755
Plan assets at fair value           1,254,944     1,156,121             -             -
---------------------------------------------------------------------------------------
Projected benefit obligation
 (in excess of) or less
 than plan assets                     277,350       225,563       (31,772)      (33,755)
Unrecognized net (gain) loss          (22,276)       32,286         4,955         5,294
Unrecognized prior service cost        21,738        13,936         2,862         3,081
Unrecognized transition asset         (25,873)      (32,342)         (148)         (148)
Adjustment required
 to recognize minimum
 liability                                  -             -        (5,960)       (4,917)
---------------------------------------------------------------------------------------
Prepaid pension cost (pension
 liability)                        $  250,939     $ 239,443     $ (30,063)    $ (30,445)
=======================================================================================

The assumptions used in determining the funded status of the U.S. plans were:


                                                                     1997   1996   1995
                                                                     -----  -----  -----
Actuarial assumptions:
  Discount rate                                                       7.5%  7.25%  8.25%
---------------------------------------------------------------------------------------
  Rate of increase in future
     compensation levels                                              5.0%   5.0%   5.0%
---------------------------------------------------------------------------------------
  Expected long-term rate of
     return on plan assets                                            8.5%   8.5%   8.5%
---------------------------------------------------------------------------------------

Effective April 1, 1995, McDermott Incorporated transferred to JRM an accrued pension liability of approximately $4,585,000 relating to certain former employees who are now covered under JRM's plan and transferred to JRM's plan assets, which were equal to the projected benefit obligation, of approximately $40,456,000.

The change in the discount rate for 1997 decreased the projected benefit obligation by $23,710,000 at March 31, 1997.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," McDermott Incorporated recorded, at March 31, 1997 and 1996, an additional minimum liability of $5,960,000 and $4,917,000, respectively, resulting in recognition of intangible assets of $3,414,000 and $3,744,000, respectively, and reductions in stockholder's equity of $1,655,000 and $763,000, respectively.

The two principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of International.

Non-U.S Pension Plans

The net periodic pension cost for fiscal years 1997, 1996, and 1996 included the following components:

                                                      1997       1996       1995
                                                    ---------  ---------  --------
                                                            (In thousands)
Service cost - benefits earned during the period    $  2,832   $  2,468   $ 2,403
Interest cost on projected benefit obligation          6,425      6,068     5,518
Actual return on plan assets                         (15,317)   (16,579)   (3,554)
Net amortization and deferral                          7,188      9,669    (3,859)
---------------------------------------------------------------------------------
Net periodic pension cost                           $  1,128   $  1,626   $   508
=================================================================================

Due to a curtailment of a foreign pension plan, net loss includes a loss of $1,584,000 for fiscal year 1997.

The following table sets forth the non-U.S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:
                                                        1997          1996
                                                      ---------     --------
                                                          (In thousands)
Actuarial present value of benefit obligations:
 Vested Benefit Obligation                            $  78,987     $ 72,481
============================================================================
 Accumulated Benefit Obligation                       $  80,532     $ 74,219
============================================================================
 Projected Benefit Obligation                         $  89,877     $ 84,294
Plan assets at fair value                               103,070       89,270
----------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation    13,193        4,976
Unrecognized net loss                                     4,221       15,169
Unrecognized prior service cost                           3,439        4,262
Unrecognized transition asset                            (5,129)      (7,510)
----------------------------------------------------------------------------
Net prepaid pension cost                              $  15,724     $ 16,897
============================================================================

The assumptions used in determining the funded status of the non-U.S. plans were:

                                                    1997      1996      1995
                                                    ----      ----      ----
Actuarial assumptions:
 Discount rate                                     7.75%  7.75-8.25%  8.0-8.25%
------------------------------------------------------------------------------
 Rate of increase in future compensation levels     5.0%        5.0%       5.0%
------------------------------------------------------------------------------
 Expected long-term rate of return on plan assets   8.5%        8.5%   8.5-9.0%
------------------------------------------------------------------------------

The changes in the discount rate for 1997 increased the projected benefit obligation at March 31, 1997 by $4,166,000.

Multiemployer Plans - One of McDermott Incorporated's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $4,552,000, $4,441,000, and $9,838,000 in fiscal years 1997, 1996 and 1995, respectively.

Postretirement Health Care and Life Insurance Benefits - McDermott Incorporated offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. McDermott Incorporated shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. McDermott Incorporated does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                   1997                1996
                                                 --------            --------
                                                        (In thousands)
Accumulated Postretirement Benefit Obligation:
 Retirees                                        $284,067            $335,213
 Fully eligible active participants                20,303              15,725
 Other active plan participants                    42,318              63,904
-----------------------------------------------------------------------------
                                                  346,688             414,842
Unrecognized net gain (loss)                       58,187              (9,907)
-----------------------------------------------------------------------------
Accrued postretirement benefit cost              $404,875            $404,935
=============================================================================
Weighted-average discount rate                       7.50%               7.25%
=============================================================================

The accumulated postretirement benefit obligation includes $307,129,000 and $373,027,000 for health care plans and $39,559,000 and $41,815,000 for life insurance plans at March 31, 1997 and 1996, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain
(loss) at March 31, 1997 were primarily attributable to a decrease in the health care cost trend rate and an increase in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1997, 1996 and 1995 included the following components:


                                                   1997      1996      1995
                                                 -------   --------   -------
                                                         (In thousands)
Service cost                                      $ 3,414   $ 3,120   $ 4,488
Interest cost                                      28,584    29,895    31,659
Net amortization and deferral                         705    (1,370)    2,944
-----------------------------------------------------------------------------
Net periodic postretirement benefit cost          $32,703   $31,645   $39,091
=============================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 7-1/2% was assumed for 1997, 10-3/4% for 1996 and 11-1/2% for 1995. For 1998, a rate of 6-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1997 by $20,223,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit costs for fiscal year 1997 by $2,374,000.

NOTE 9 - IMPAIRMENT OF LONG LIVED ASSETS

During the quarter ended March 31, 1997 management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include a manufacturing facility and related equipment and goodwill of $5,631,000 in the power generation segment. Fair value was generally determined based on sales prices of comparable assets. The impairment loss to write the property, plant and equipment down to estimated fair value and to write off related goodwill totaled $15,957,000.

During the quarter ended September 30, 1996, management began marketing a building and land which is currently used as office space. As a result, an impairment loss of $7,295,000 was recognized to reduce the property to its estimated fair value less the cost to sell. Prior to recognition of the impairment loss, the carrying value of the land and building was approximately $15,795,000. Management expects to sell the land and building within the next year.

NOTE  10 - STOCK PLANS
Certain officers and employees of McDermott Incorporated participate in benefit plans of International which involve the issuance of International Common Stock.

Under International's 1996 Officer Long-Term Incentive Plan, a total of 2,069,382 shares of International Common Stock (including approved shares that were not awarded under predecessor plans) are available for grants to officers and key employees of options, and rights to purchase shares at March 31, 1997. Options to purchase shares are granted at not less than 100% of the fair market value at date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options and Restricted Stock. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share) subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. As of March 31, 1997, 800,020 shares of Common Stock available for award may be granted as rights.

Under International's 1992 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of International Common Stock. The total number of shares available for grant is determined by the Board of Directors of International from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire ten years after the date of grant.

In the event of a change in control of International, both programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

McDermott Incorporated and International have elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options, and not the fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Pro forma results assuming the application of the fair value method of SFAS No. 123 to International's stock-based awards would not be materially different from those reported.

The following table summarizes activity for International's stock option plans as it relates to employees of McDermott Incorporated (share data in thousands):


                                1997                 1996                 1995
                         -------------------  -------------------  -------------------
                                     Weighted-            Weighted-            Weighted-
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                          Options     Price    Options     Price    Options     Price
                          -------    ------    -------     ------   -------    ------
Outstanding, April 1      4,423      $22.71    3,913      $23.22    3,318      $22.59
Granted                     904      $21.65      701      $19.31      808      $25.35
Exercised                   (23)     $17.27      (76)     $18.75     (147)     $20.20
Cancelled/forfeited         (75)     $23.06     (115)     $22.32      (66)     $24.04
-------------------------------------------------------------------------------------
Outstanding, March 31     5,229      $22.54    4,423      $22.71    3,913      $23.22
=====================================================================================
Exercisable, March 31     3,399      $22.87    2,899      $22.87    2,633      $22.24
=====================================================================================

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the International options outstanding and the range of exercise prices for the options exercisable at March 31, 1997 (share data in thousands):


                             Options Outstanding
-------------------------------------------------------------------------
                                              Weighted
                                               Average
                                              Remaining       Weighted
         Range of                            Contractual      Average
      Exercise Prices           Outstanding      Life      Exercise Price
-------------------------------------------------------------------------
      $16.06 - $18.19               325          1.9          $16.64
      $19.31 - $24.00             2,788          7.5          $21.19
      $24.13 - $25.50             1,882          6.3          $24.83
      $26.50 - $31.50               234           .7          $28.25
                                  -----
      $16.06 - $31.50             5,229          6.4          $22.54
                                  =====


                      Options Exercisable
--------------------------------------------------------
                                          Weighted
         Range of                          Average
      Exercise Prices     Exercisable   Exercise Price
--------------------------------------------------------
      $16.06 - $18.19         325          $16.64
      $19.31 - $24.00       1,410          $21.57
      $24.13 - $25.50       1,430          $24.71
      $26.50 - $31.50         234          $28.25
                            -----
      $16.06 - $31.50       3,399          $22.87
                            =====

The fair value on the date of grant of restricted stock awards is amortized over the vesting period. Charges to income resulting from restricted stock awards were $5,141,000, $1,974,000 and $1,630,000 for fiscal years 1997, 1996 and 1995, respectively.

NOTE 11 - REDEEMABLE PREFERRED STOCKS

At March 31, 1997 and 1996, 13,000,000 shares of McDermott Incorporated Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,652,660 and 2,726,860 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by McDermott Incorporated) at March 31, 1997 and 1996. The outstanding shares are entitled to $31.25 per share in liquidation. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of McDermott Incorporated may authorize additional series of Preferred Stock, and may set terms of each new series except that McDermott Incorporated cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of Common Stock of International plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of McDermott Incorporated at $31.25 per share, plus accrued dividends. On March 31, 1998 and each subsequent year through March 31, 2008, McDermott Incorporated is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1998 through 2006, and March 31 of fiscal years 2007 and 2008, McDermott Incorporated is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For the five fiscal years subsequent to March 31, 1997, the obligation to redeem the Series A and B Preferred Stock is $17,706,000. McDermott Incorporated may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. McDermott Incorporated applied 313,878 shares of Series A Preferred Stock and 252,702 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1997 mandatory sinking fund obligations and 711 shares of Series B Preferred Stock that it owned to satisfy a portion of the March 31, 1998 mandatory sinking fund obligations. During fiscal year 1997 and 1996, 74,200 and 190,376 shares, respectively, of Series B Preferred Stock were purchased in the open market. At March 31, 1997, 49,637 shares of Series A Preferred Stock have been converted to date and McDermott Incorporated owned 633,871 shares of Series A Preferred Stock.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation - McDermott Incorporated and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of McDermott Incorporated.

Products Liability - At March 31, 1997 and 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $1,082,782,000 (of which approximately $274,000,000 had been asserted) and $843,986,000 and estimated insurance recoveries were $903,913,000 and $723,243,000, respectively. The number of non-employee claims, which had declined moderately since fiscal year 1990, increased during the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased during the second half of fiscal year 1996. Based on information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period management was investigating and evaluating the basis for the increase. As a result of the investigation and evaluation, in the fourth quarter of fiscal year 1997 McDermott Incorporated recorded an additional estimated liability for the future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. During fiscal year 1995, McDermott Incorporated received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and, as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, a decision was made to close certain nuclear manufacturing facilities and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over these facilities' remaining expected life. Decontamination is proceeding as permitted by the existing Nuclear Regulatory Commission ("NRC") license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The Babcock & Wilcox Company ("B&W") expects to reach an agreement with the NRC in fiscal year 1998 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1997 and 1996, McDermott Incorporated had total environmental reserves (including provision for the facilities discussed above) of $30,949,000 and $37,578,000, respectively, of which $10,352,000 and $9,824,000 were included in current liabilities.

McDermott Incorporated has been identified as a potentially responsible party at various clean up sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. McDermott Incorporated has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on its relative contribution of wastes to each site. Based on relative contribution of waste to each site, McDermott Incorporated's share of the ultimate liability for the various sites is not expected to have a material effect on its consolidated financial position or results of operations.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised B&W that it would seek monetary sanctions, and remedial and monitoring relief, related to B&W's facilities in Parks Township, Armstrong County, Pennsylvania ("Parks Facilities"). The relief sought related to potential groundwater contamination
related to the previous operations of the facilities.   PADEP has recently
advised B&W that it does not intend to assess any monetary sanctions provided that B&W continues its remediation program of the Parks Facilities.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1997 are as follows: 1998 - $9,302,000; 1999 - $7,103,000; 2000 -
$5,978,000; 2001 - $4,781,000; 2002 - $3,073,000; and thereafter - $3,481,000.
Total rental expense for fiscal years 1997, 1996 and 1995 was $22,934,000, $21,937,000 and $52,684,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - International and JRM are conducting an internal investigation, with the assistance of outside counsel, of wrongdoing by a limited number of former employees of International and JRM and by others. International and JRM notified the appropriate authorities in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, International and JRM do not have sufficient information to predict the ultimate outcome of this matter. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc., McDermott Incorporated does not participate in the heavy lift barge service business.

McDermott Incorporated performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

McDermott Incorporated maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott Incorporated considers uneconomical.

McDermott Incorporated is contingently liable under standby letters of credit totaling $295,380,000 (including $9,710,000 issued on behalf of unconsolidated joint ventures) at March 31, 1997, issued in the normal course of business.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

McDermott Incorporated's Power Generation Systems and Equipment customers are principally the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries, such as oil refineries and steel mills. The principal customers of the Marine Construction Services segment are the large oil and gas companies. These concentrations of customers may impact McDermott Incorporated's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, McDermott Incorporated's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

McDermott Incorporated believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1997 and 1996, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $13,417,000 and $13,234,000, respectively.

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

McDermott Incorporated operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. McDermott Incorporated does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1997, McDermott Incorporated had forward exchange contracts to purchase $90,686,000 in foreign currencies (primarily Canadian Dollars), and to sell $48,546,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1998 through 2000. At March 31, 1996, McDermott Incorporated had forward exchange contracts to purchase $172,599,000 in foreign currencies (primarily Canadian Dollars), and to sell $70,636,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1997 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1997 and 1996, McDermott Incorporated had deferred gains of $1,278,000 and $4,183,000, respectively, and deferred losses of $363,000 and $1,059,000, respectively, related to forward exchange contracts which will be recognized in accordance with the percentage of completion method of accounting.

McDermott Incorporated is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by McDermott Incorporated in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair value.

Long and short-term debt: The fair value of debt instruments are based on quoted market prices or, where quoted prices are not available, on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1997 and 1996, McDermott Incorporated had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $42,140,000 and $101,963,000 and fair values of $48,098,000 and $104,471,000, respectively.

The estimated fair values of McDermott Incorporated's financial instruments are as follows:

                                         March 31, 1997        March 31, 1996
                                      ---------------------  -------------------
                                      Carrying     Fair       Carrying    Fair
                                       Amount      Value       Amount    Value
                                      --------    --------   ---------  --------
                                                     (In thousands)
Balance Sheet Instruments
-------------------------
Cash and cash equivalents              $ 56,782   $ 56,782  $ 22,886  $ 22,886
Debt excluding capital leases           692,920    708,306   533,015   570,622
Redeemable preferred stocks             170,983    161,698   173,301   166,362

NOTE 16 - SEGMENT REPORTING

McDermott Incorporated operates in two industry segments - Power Generation Systems and Equipment and Marine Construction Services.

Power Generation Systems and Equipment's principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components and nuclear fuel assemblies to the U.S. Navy.

Marine Construction Services supplies design, engineering, and project and construction management services to offshore oil and gas exploration and production and hydrocarbon processing industries. This segment also provides maintenance services to energy related industries.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Identifiable assets by industry segment are those assets that are used in McDermott Incorporated's operations in each segment. Corporate assets are principally cash and cash equivalents and prepaid pension costs.

In fiscal year 1997, export sales accounted for approximately 18% of McDermott Incorporated's total revenues. In fiscal years 1997, 1996 and 1995, the U. S. Government accounted for approximately 19%, 19% and 16%, respectively, of McDermott Incorporated's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

In fiscal year 1997, provision for estimated future non-employee products liability asbestos claims, the write-down of an equity investment and asset impairment losses, net of gains on asset disposals, resulted in an increase in Power Generation and Equipment segment operating loss of $80,140,000. In fiscal year 1996, the write-off of an insurance claim due to an unfavorable arbitration ruling resulted in a decrease in Power Generation Systems and Equipment segment operating income of $12,600,000. The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in Power Generation Systems and Equipment segment operating income of $46,489,000.

Segment Information For the Three Fiscal Years Ended March 31, 1997.

1. Information about McDermott Incorporated's Operations in Different Industry Segments.

                                                                1997           1996          1995
                                                                ----           ----          ----
                                                                         (In thousands)
REVENUES/(1)/
--------------
Power Generation Systems
 and Equipment                                               $1,514,112    $1,708,274   $1,663,017
Marine Construction Services/(2)/ /(3)/                         294,162       329,583      559,950
Intersegment Transfer Eliminations                              (12,017)       (9,882)        (577)
---------------------------------------------------------------------------------------------------
      Total Revenues                                         $1,796,257    $2,027,975   $2,222,390
===================================================================================================
OPERATING INCOME (LOSS)
-----------------------
Segment Operating Income (Loss):/(4)/
  Power Generation Systems
 and Equipment                                                $ (85,519)      $21,269      $18,740
  Marine Construction Services/(2)//(3)/                        (23,104)      (23,614)     (31,633)
---------------------------------------------------------------------------------------------------
      Total Segment Operating Loss                             (108,623)       (2,345)     (12,893)
---------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems and Equipment                          2,789        31,747        5,856
  Marine Construction Services                                    4,265         4,534        4,478
---------------------------------------------------------------------------------------------------
      Total Equity in Income of Investees                         7,054        36,281       10,334
---------------------------------------------------------------------------------------------------
General Corporate Expenses/(4)/                                 (21,002)      (23,192)     (34,946)
---------------------------------------------------------------------------------------------------
      Total Operating Income (Loss)                         $  (122,571)     $ 10,744     $(37,505)
===================================================================================================
/(1)/ Segment revenues include intersegment transfers as follows:
      Power Generation Systems and Equipment                $       575      $  5,742     $    272
      Marine Construction Services                               11,442         4,140          305
      ---------------------------------------------------------------------------------------------
      Total                                                 $    12,017      $  9,882     $    577
      =============================================================================================
/(2)/ See Note 2 regarding the sale of a portion of the marine construction service business during fiscal year 1995.
/(3)/ In March 1997, this segment' s shipyard facility was sold.  Revenues of $48,575,000, $31,116,000 and $64,399,000 and Operating Losses of $7,785,000, $1,312,000 and $14,034,000, respectively, in fiscal years 1997, 1996 and 1995, relating to the shipyard facilities are included in this segment's results.
/(4)/ Fiscal years 1996 and 1995 have been restated to conform to the 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Loss. This restatement decreased Segment Operating Loss by $7,410,000 and $4,084,000,
      respectively, in fiscal years 1996 and 1995, increased General Corporate Expenses by $431,000 in fiscal year 1996 and reduced
      General Corporate Expenses by $26,000 in fiscal year 1995, from amounts previously reported.



                                    1997         1996        1995
                                  -------      -------      -------
                                            (In thousands)
CAPITAL EXPENDITURES
--------------------
Power Generation Systems
 and Equipment                   $   23,743  $   27,322  $   45,306
Marine Construction Services          2,270      10,562      25,322
Corporate                               650       1,227       1,165
-------------------------------------------------------------------
  Total Capital Expenditures     $   26,663  $   39,111  $   71,793
===================================================================

DEPRECIATION AND AMORTIZATION
-----------------------------
Power Generation Systems
 and Equipment                   $   40,318  $   41,835  $   34,828
Marine Construction Services          4,257       6,506      30,054
Corporate                             1,416       1,939       1,222
-------------------------------------------------------------------
  Total Depreciation and
   Amortization                  $   45,991  $   50,280  $   66,104
===================================================================

IDENTIFIABLE ASSETS
-------------------
Power Generation Systems
 and Equipment                   $2,237,227  $2,085,202  $2,078,995
Marine Construction Services         98,684     153,452     236,823
Corporate                           801,259     781,126   1,070,611
-------------------------------------------------------------------
  Total Identifiable Assets      $3,137,170  $3,019,780  $3,386,429
===================================================================

2. Information about McDermott Incorporated's Operations in Different Geographic Areas.

                                     1997        1996        1995
                                  ----------  ----------  ----------
                                            (In thousands)

Revenues/(1)/    - United States  $1,228,593  $1,115,510  $1,455,778
                 - Canada            515,389     890,788     751,214
                 - Other Foreign      52,275      21,677      15,398
--------------------------------------------------------------------
                  Total           $1,796,257  $2,027,975  $2,222,390
====================================================================

Segment Operating
 Income (Loss)
 by  Geographic
 Area /(2)/      - United States  $  (78,209) $  (23,283) $  (36,586)
                 - Canada            (31,405)     18,751      25,639
                 - Other Foreign         991       2,187      (1,946)
--------------------------------------------------------------------
                  Total           $ (108,623) $   (2,345) $  (12,893)
====================================================================

Identifiable
 Assets          - United States  $2,115,281  $1,861,367  $1,940,949
                 - Canada            188,298     357,465     348,527
                 - Other Foreign      32,332      19,822      26,342
                 - Corporate         801,259     781,126   1,070,611
--------------------------------------------------------------------
                  Total           $3,137,170  $3,019,780  $3,386,429
====================================================================
/(1)/ Net of inter-geographic area revenues in fiscal years 1997, 1996 and 1995 as follows: United States - $8,462,000, $38,908,000 and $61,797,000;
      Canada- $47,358,000, $16,485,000 and $2,288,000; and Other Foreign -
      $904,000, $79,000 and $151,000, respectively.
/(2)/ Fiscal years 1996 and 1995 have been restated to conform to the fiscal year 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Loss.  This restatement decreased Segment
      Operating Loss by $7,410,000 and $4,084,000, respectively, in fiscal years
      1996 and 1995, from amounts previously reported.


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1997 and 1996. Operating income
(loss) includes gains and losses on asset disposals and impairments to conform with the presentation in the Consolidated Statement of Loss.



                                                  1997
                           --------------------------------------------------
                                      Q U A R T E R   E N D E D
                           --------------------------------------------------
                            JUNE 30,   SEPT. 30,      DEC. 31,     MARCH 31,
                              1996        1996          1996          1997
                           ----------  ----------  --------------  ----------
                                             (In thousands)
Revenues                    $482,510    $453,662        $424,629   $ 435,456
Operating income (loss)       (5,097)    (11,927)          5,799    (111,346)
Net loss                     (16,323)    (18,480)         (6,553)   (133,449)


Pretax results for the quarter ended September 30, 1996 include an asset impairment loss of $7,295,000. Pretax results for the quarter ended December 31, 1996 include favorable workers' compensation cost adjustments of $12,088,000. Pretax results for the quarter ended March 31, 1997 include gains on asset disposals of $11,792,000, a provision of $72,400,000 for estimated future non-employee products liability asbestos claims, an asset impairment loss of $15,957,000, the write-down of an equity investment of $14,300,000 and a provision of $5,396,000 for employee severance costs.



                                                 1996
                           ------------------------------------------------
                                     Q U A R T E R  E N D E D
                           ------------------------------------------------
                            JUNE 30,   SEPT. 30,     DEC. 31,     MARCH 31,
                           ---------  ----------  -------------  ----------
                             1995        1995         1995          1996
                           ---------  ----------  -------------  ----------
                                            (In thousands)
Revenues                    $505,610   $456,129        $502,217   $564,019
Operating income (loss)       28,527     (5,750)         21,351    (33,384)
Net income (loss)              6,541    (11,131)          2,880    (25,433)

Pretax results for the quarter ended June 30, 1995 include an equity income gain
of $30,612,000 resulting from the sale of two power purchase contracts.   Pretax
results for the quarter ended December 31, 1995 include a favorable worker's compensation cost adjustment of $5,746,000. Pretax results for the quarter ended March 31, 1996 include the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

Item 9. DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None

                                P A R T    I I I

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on September 2, 1997.

Item 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on September 2, 1997.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on September 2, 1997.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on September 2, 1997.

                                  P A R T  I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference.

1.  CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Auditors

     Consolidated Balance Sheet March 31, 1997 and 1996

     Consolidated Statement of Loss For the Three Fiscal Years
       Ended March 31, 1997

     Consolidated Statement of Stockholder's Equity For the Three
       Fiscal Years Ended March 31, 1997

     Consolidated Statement of Cash Flows For the Three Fiscal
       Years Ended March 31, 1997

     Notes to Consolidated Financial Statements For the Three Fiscal
       Years Ended March 31, 1997


2.  CONSOLIDATED FINANCIAL SCHEDULES
     All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

3.  EXHIBIT INDEX

    Exhibit
    Number                     Description
    ------                     -----------

      3 Articles of Incorporation and By-Laws (Item 3(a) is incorporated by reference to Exhibit 3 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983;
            Item 3(b) is incorporated by reference to Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended March 31,
            1981).

            (a) McDermott Incorporated's Restated Articles of Incorporation

            (b) McDermott Incorporated's By-Laws

     4 Indentures with respect to certain of McDermott Incorporated's long-term debt are not filed as exhibits hereto inasmuch as the securities authorized under any such Indenture do not exceed 10% of McDermott Incorporated's total assets. McDermott Incorporated agrees to furnish a copy of each such Indenture to the Securities and Exchange Commission upon request.


     10 Material Contracts (Exhibit 10(b) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K for the fiscal year ended March 31, 1981; Exhibit 10(c) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983; and
          Exhibit 10(d) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1987; Exhibit 10(e) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K for the fiscal year ended March 31, 1990).

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

          (c) Intercompany Agreement

          (d) Trust for Supplemental Executive Retirement Plan

          (e) Variable Supplemental Compensation Plan

     22   Significant Subsidiaries of the Registrant

     23   Consent of Independent Auditors

     27   Financial Data Schedule


                                FORM 8-K REPORTS

There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                          SIGNATURES OF THE REGISTRANT

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        McDERMOTT INCORPORATED



July 10, 1997                      By:   /s/ Roger E. Tetrault
                                        -------------------------
                                        Roger E. Tetrault
                                        Chairman of the Board and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                             Title
     ---------                             -----


s/Roger E. Tetrault               Chairman of the Board
-------------------               Chief Executive Officer and Director
Roger E. Tetrault                 (Principal Executive Officer)




s/Daniel R. Gaubert               Senior Vice President and
-------------------               Chief Financial Officer
Daniel R. Gaubert                 (Principal Financial and
                                   Accounting Officer)



s/Richard E. Woolbert             Director
---------------------
Richard E. Woolbert



s/S. Wayne Murphy                 Director
--------------------
S. Wayne Murphy


July 10, 1997

                               INDEX TO EXHIBITS

    Exhibit
    Number                                Description
    ------                                -----------

  3 Articles of Incorporation and By-Laws (Item 3(a) is incorporated by reference to Exhibit 3 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983; Item 3(b) is incorporated by reference to Exhibit 3 to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1981).

      (a) McDermott Incorporated's Restated Articles of Incorporation

      (b) McDermott Incorporated's By-Laws

  4 Indentures with respect to certain of McDermott Incorporated's long-term debt are not filed as exhibits hereto inasmuch as the securities authorized under any such Indenture do not exceed 10% of McDermott Incorporated's total assets. McDermott Incorporated agrees to furnish a copy of each such Indenture to the Securities and Exchange Commission upon request.

  10 Material Contracts (Exhibit 10(b) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K for the fiscal year ended March 31, 1981; Exhibit 10(c) is incorporated by reference to
      Exhibit 10 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983; and Exhibit 10(d) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1987;
      Exhibit 10(e) is incorporated by reference to Exhibit 10 to McDermott Incorporated's annual report on Form 10-K for the fiscal year ended March 31, 1990).

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