Form 10-Q
period 1997-06-30
MCDERMOTT INC
filed 1997-08-07
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       For the period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-4095


                            MCDERMOTT INCORPORATED
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


           DELAWARE                                        74-1032246
--------------------------------------------------------------------------------
  (State or other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

   1450 Poydras Street, New Orleans, Louisiana              70112-6050
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


                              Yes  [X]  No   [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of July 25, 1997 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M 10 - Q
                           --------------------------



                                                            PAGE
                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------


   Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
        June 30, 1997 and March 31, 1997                      4


     Condensed Consolidated Statement of Income (Loss)
        Three Months Ended June 30, 1997 and 1996             6


     Condensed Consolidated Statement of Cash Flows
        Three Months Ended June 30, 1997 and 1996             7


     Notes to Condensed Consolidated Financial Statements     9


   Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11



PART II - OTHER INFORMATION
---------------------------


   Item 6 - Exhibits and Reports on Form 8-K                 19


SIGNATURES                                                   20

Exhibit 27 -  Financial Data Schedule                        22

                                    PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                            McDERMOTT INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                     ASSETS



                                                       6/30/97         3/31/97
                                                       -------         -------
                                                     (Unaudited)
                                                            (In thousands)
Current Assets:
 Cash and cash equivalents                             $ 38,007      $   56,782
 Accounts receivable-trade                              299,036         286,011
 Accounts receivable-other                              120,588         139,949
 Insurance recoverable-current                          167,872         183,000
 Contracts in progress                                  233,248         244,231
 Inventories                                             61,111          59,894
 Deferred income taxes                                   55,847          56,359
 Other current assets                                    16,276          15,053
--------------------------------------------------------------------------------
  Total Current Assets                                  991,985       1,041,279
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                 531,463         533,942
 Less accumulated depreciation                          320,390         314,600
--------------------------------------------------------------------------------
  Net Property, Plant and Equipment                     211,073         219,342
--------------------------------------------------------------------------------
Insurance Recoverable                                   689,914         720,913
--------------------------------------------------------------------------------
Investment in McDermott International, Inc.             595,677         595,982
--------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $106,555,000 at June 30, 1997
 and $104,960,000 at March 31, 1997                     113,005         119,077
--------------------------------------------------------------------------------
Prepaid Pension Costs                                   270,190         266,837
--------------------------------------------------------------------------------
Other Assets                                            164,913         173,740
--------------------------------------------------------------------------------
   TOTAL                                             $3,036,757      $3,137,170
================================================================================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                            6/30/97        3/31/97
                                                           --------        -------
                                                           (Unaudited)
                                                                 (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt    $  161,060   $    313,692
 Note payable to International                                115,000              -
 Accounts payable                                             117,382        116,452
 Accounts payable to affiliates                                21,529          9,182
 Environmental and products liabilities-current               198,407        210,352
 Accrued employee benefits                                     72,415         79,573
 Advance billings on contracts                                119,210        109,736
 Other current liabilities                                    135,147        131,008
-------------------------------------------------------------------------------------
  Total Current Liabilities                                   940,150        969,995
-------------------------------------------------------------------------------------
Long-Term Debt                                                352,482        379,487
-------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                 372,794        373,232
-------------------------------------------------------------------------------------
Environmental and Products Liabilities                        862,565        903,379
-------------------------------------------------------------------------------------
Other Liabilities                                              94,274         95,500
-------------------------------------------------------------------------------------
Contingencies
-------------------------------------------------------------------------------------
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible, $1.00 par value;
  at redemption value                                          88,084         88,087
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                          78,377         82,896
-------------------------------------------------------------------------------------
  Total Redeemable Preferred Stocks                           166,461        170,983
-------------------------------------------------------------------------------------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                 4              4
  Capital in excess of par value                              692,399        691,605
  Deficit                                                    (421,159)      (422,123)
  Minimum pension liability                                    (1,655)        (1,655)
  Currency translation adjustments                            (21,558)       (23,237)
-------------------------------------------------------------------------------------
  Total Stockholder's Equity                                  248,031        244,594
-------------------------------------------------------------------------------------
   TOTAL                                                   $3,036,757     $3,137,170
=====================================================================================

                             McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                 JUNE 30, 1997
                                                       THREE MONTHS ENDED
                                                        6/30/97  6/30/96
                                                        -------  -------
                                                          (Unaudited)
                                                         (In thousands)

Revenues                                             $453,180        $482,510
------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding depreciation and
    amortization)                                     391,259         448,299
  Depreciation and amortization                        10,404          11,653
  Selling, general and administrative expenses         25,851          33,028
------------------------------------------------------------------------------
                                                      427,514         492,980
------------------------------------------------------------------------------
Gain on Asset Disposals and
 Impairments-net                                           95           1,033
------------------------------------------------------------------------------
Operating Income (Loss) before Equity in
 Income of Investees                                   25,761          (9,437)
------------------------------------------------------------------------------
Equity in Income of Investees                           2,231           4,340
------------------------------------------------------------------------------
  Operating Income (Loss)                              27,992          (5,097)
------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                         522           1,506
  Interest expense                                    (15,500)        (13,116)
  Other-net                                            (1,038)         (2,289)
------------------------------------------------------------------------------
                                                      (16,016)        (13,899)
------------------------------------------------------------------------------
Income (Loss) before Provision for  (Benefit from)
 Income Taxes                                          11,976         (18,996)

Provision for (Benefit from) Income Taxes               7,818          (2,673)
------------------------------------------------------------------------------
Net Income (Loss)                                    $  4,158        $(16,323)
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           THREE MONTHS ENDED
                                                          6/30/97       6/30/96
                                                          -------       -------
                                                               (Unaudited)
                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                         $  4,158    $ (16,323)
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                             10,404       11,653
  Provision for (benefit from) deferred taxes                4,400        8,089
  Equity in income of investees, less dividends             (1,688)      (3,111)
  Other                                                        521         (308)
  Changes in assets and liabilities:
    Accounts receivable                                      6,179       (4,370)
    Net contracts in progress and advance billings          20,730       14,447
    Accounts payable                                        13,391      (13,710)
    Accrued and other current liabilities                    4,741      (18,056)
    Other, net                                                 795      (12,676)
Proceeds from insurance for products liabilities claims     39,720       34,462
Payments of products liabilities claims                    (50,833)     (37,368)
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                    52,518      (37,271)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                    (800)      (5,372)
Other                                                        1,763        2,198
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            963       (3,174)
--------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       THREE MONTHS ENDED
                                                    6/30/97          6/30/96
                                                    -------          -------
                                                          (Unaudited)
                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing      $(159,534)         $106,292
Increase (decrease) in short-term borrowing
   from International                              115,000           (65,363)
Payment of long-term debt                          (20,006)               (7)
Dividends paid                                      (3,275)           (3,323)
Redemption of preferred stock                       (4,314)                -
Other                                                 (112)             (107)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                        (72,241)           37,492
-----------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH               (15)               44
-----------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (18,775)           (2,909)
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    56,782            22,886
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 38,007          $ 19,977
=============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)             $ 13,159          $ 10,756
 Income taxes (refunds) - net                     $(18,357)         $    621
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE 2 -  PRODUCTS LIABILITY

At June 30, 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $1,031,949,000 (of which approximately $283,000,000 had been asserted) and estimated insurance recoveries were $857,786,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 1997 and March 31, 1997 are summarized below:

                           June 30,    March 31,
                             1997        1997
                          -----------  ---------
                          (Unaudited)
                              (In thousands)

Materials and Supplies       $44,459     $44,395
Work in Progress               8,904       8,498
Finished Goods                 7,748       7,001
-------------------------------------------------
                             $61,111     $59,894
=================================================

NOTE 4 - INVESTIGATIONS

International and J. Ray McDermott, S.A. ("JRM") are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of International and JRM and by others. International and JRM notified the appropriate authorities in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, International and JRM do not have sufficient information to predict the ultimate outcome of this matter. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc., McDermott Incorporated does not participate in the heavy lift barge service business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A significant portion of McDermott Incorporated's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, McDermott Incorporated's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott Incorporated attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, McDermott Incorporated enters into forward exchange contracts to hedge foreign currency transactions, which reduces the impact of foreign exchange rate movements on operating results.

During the three months ended June 30, 1997 and 1996, McDermott Incorporated's Canadian operations contributed $113,385,000 and $172,869,000 to total revenues and $7,507,000 and ($4,027,000) to operating income (loss), respectively.
These results reflect activity on contracts performed at The Babcock & Wilcox Company's ("B&W") Cambridge, Ontario location, principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd. ("MECL") which is based in Calgary, Alberta, Canada.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: Power Generation Systems (includes the operations of the Babcock & Wilcox Power Generation Group), Government Operations (includes the operations of the Babcock & Wilcox Government Group) and Other (includes McDermott Incorporated's Engineering and Construction operations, other non-core businesses and certain adjustments which are not allocated to the business units). The results of operations for the three months ended June 30, 1996 have been restated to reflect the reclassification of certain operations from B&W Operations to Power Generations Systems and Government Operations and Marine Construction Services to Other to conform with the presentation at June 30, 1997. Results for the quarter ended June 30, 1996 have been restated to include gains and losses on asset disposals and impairments in Operating Income.

                                                     THREE MONTHS ENDED
                                                   6/30/97        6/30/96
                                                   -------        -------
                                                        (Unaudited)
                                                       (In thousands)
REVENUES

Power Generation Systems                          $285,037        $256,166
Government Operations                               83,522          88,907
Other                                               88,233         143,119
Eliminations                                        (3,612)         (5,682)
---------------------------------------------------------------------------
    TOTAL REVENUES                                $453,180        $482,510
===========================================================================

OPERATING INCOME (LOSS)

  Business Unit Income (Loss):

   Power Generation Systems                       $ 19,563        $ (4,332)
   Government Operations                             9,935           5,322
   Other                                             1,383          (4,792)
---------------------------------------------------------------------------
     TOTAL                                          30,881          (3,802)
---------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and Impairments-Net:

   Power Generation Systems                             35             260
   Government Operations                                 -              80
   Other                                              (248)            584
   Corporate                                           308             109
---------------------------------------------------------------------------
     TOTAL                                              95           1,033
---------------------------------------------------------------------------

Equity in Income of Investees:

   Power Generation Systems                            563           2,853
   Government Operations                               580             612
   Other                                             1,088             875
---------------------------------------------------------------------------
     TOTAL                                           2,231           4,340
---------------------------------------------------------------------------
Corporate G&A Expense                               (5,215)         (6,668)
---------------------------------------------------------------------------
 TOTAL OPERATING INCOME (LOSS)                     $27,992        $ (5,097)
===========================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

Power Generation Systems
------------------------

Revenues increased $28,871,000 to $285,037,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators and replacement parts. These increases were partially offset by lower revenues from plant enhancement projects and repair and alteration of existing fossil fuel steam systems.

Business unit income increased $23,895,000 from a loss of $4,332,000 to income of $19,563,000, primarily due to higher volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators, higher margins from plant enhancement projects and higher volume from replacement parts. In addition, there were lower operating, selling, general and administrative expenses.

Equity in income of investees decreased $2,290,000 to $563,000. This represents the results of approximately six active joint ventures. The decrease was primarily due to a favorable termination settlement by a domestic joint venture in the prior year and lower operating results from two domestic joint ventures.

Government Operations
---------------------

Revenues decreased $5,385,000 to $83,522,000, primarily due to lower revenues from commercial nuclear environmental services and nuclear fuel assemblies and reactor components for the U.S. Government. These decreases were partially offset by higher revenues from operation and management of U.S. Government owned facilities.

Business unit income increased $4,613,000 to $9,935,000, primarily due to higher margins on nuclear fuel assemblies and reactor components for the U.S. Government and other related operations and higher revenues from operation and management contracts with U.S. Government facilities. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

Other
-----

Revenues decreased $54,886,000 to $88,233,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (Shipyard Operations and ERI Operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers and domestic engineering activities.

Business unit income (loss) increased $6,175,000 from a loss of $4,792,000 to income of $1,383,000, primarily due to cost overruns on cogeneration contracts in the prior period. In addition, there was higher volume on air cooled heat exchangers and domestic engineering activities and lower general and administrative expenses. These increases were partially offset by lower results due to the disposition of non-core businesses in the prior year.

Equity in income of investees increased $213,000 to $1,088,000, primarily due to higher operating results from a domestic engineering joint venture.

Other Income Statement Items
----------------------------

Interest expense increased $2,384,000 to $15,500,000 primarily due to the accounting for the transfers of accounts receivable as secured borrowings in the current period.

Other-net expense decreased $1,251,000 to $1,038,000 primarily due to bank fees and discounts on the sale of certain accounts receivable and higher bad debt expense in the prior period. These decreases were partially offset by minority interest income in the prior period compared with expense in the current period due to minority shareholder participation in the improved results of MECL.

The provision for (benefit from) income taxes increased $10,491,000 to a provision of $7,818,000 from a benefit of $2,673,000, while income (loss) before the provision for (benefit from) income taxes increased $30,972,000 to income of $11,976,000 from a loss of $18,996,000. The increase in the provision for (benefit from) income taxes is primarily due to the increase in income.

Backlog
-------

                                   6/30/97                     3/31/97
                                   -------                   ---------
                                              (Unaudited)
                                             (In thousands)

  Power Generation Systems      $1,439,509                  $1,554,125
  Government Operations            733,346                     797,764
  Other                            276,610                     364,722
  Eliminations                    (192,722)                   (264,158)
-----------------------------------------------------------------------
  Total Backlog                 $2,256,743                  $2,452,453
=======================================================================

In general, McDermott Incorporated is capital intensive and relies on large contracts for a substantial amount of its revenues.

Power Generation Systems' backlog at June 30, 1997 was $1,439,509,000 compared
to $1,554,125,000 at March 31, 1997.   This business unit's foreign markets for
industrial and utility boilers remain strong and the U.S. market for replacement nuclear steam generators is expected to make significant contributions to operating income into the foreseeable future. However, the domestic market for industrial and utility boilers remains weak.

Government Operations' backlog at June 30, 1997 was $733,346,000 compared to $797,764,000 at March 31, 1997. At June 30, 1997, this business unit's backlog with the U.S. Government was $715,968,000 (of which $26,945,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy.

Other backlog at June 30, 1997 was $276,610,000 compared to $364,722,000 at March 31, 1997, and backlog relating to contracts to be performed by its unconsolidated joint ventures (not included above) was $80,000,000 at June 30, 1997 compared to $104,000,000 at March 31, 1997.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30, 1997, McDermott Incorporated's cash and cash equivalents decreased $18,775,000 to $38,007,000 and total debt decreased $64,637,000 to $628,542,000 primarily due to a net decrease in short-term borrowings of $44,534,000 and payment of long-term debt of $20,006,000. During this period, McDermott Incorporated provided cash of $52,518,000 from operating activities, and used cash of $4,314,000 for redemption of preferred stock, and $3,275,000 for cash dividends on McDermott Incorporated's preferred stocks.

Pursuant to an agreement with a majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,000 per claim over the last three years) has continued to rise. Claims paid during the three months ended June 30, 1996 were $50,833,000, of which $46,127,000 has been recovered or is due from insurers. At June 30, 1996, receivables of $86,492,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $4,572,000 to $800,000 for the three months ended June 30, 1997 as compared with the same period last year. The majority of expenditures were incurred to maintain existing facilities.

At June 30 and March 31, 1997, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $77,569,000 and $93,769,000, respectively, under the terms of an agreement with
a U.S. Bank.   The maximum sales limit available under the agreement, which expires October 31, 1997, is

$125,000,000. B&W expects to renew the agreement. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not to greater than the maximum sales limit available) from time to time. McDermott Incorporated accounts for these sales as secured borrowings.

McDermott Incorporated and a subsidiary of McDermott International, McDermott International Investments Co., Inc., ("MIICO") are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. At June 30, 1997, McDermott Incorporated had borrowed $115,000,000 against this agreement. There were no borrowings against this agreement at March 31, 1997.

At June 30 and March 31, 1997, McDermott Incorporated had available to it various uncommitted short-term lines of credit from banks totalling $101,494,000 and $134,695,000, respectively. Borrowings by McDermott Incorporated against these lines of credit at June 30 and March 31, 1997 were $31,220,000 and $24,555,000, respectively. In addition, at March 31, 1997, there were borrowings of $150,000,000 under the $150,000,000 unsecured and committed revolving credit facility of B&W (the "B&W Revolver"). During May and June 1997, B&W repaid all amounts outstanding under the B&W Revolver primarily with the proceeds of a loan of $115,000,000 from MIICO to McDermott Incorporated during May 1997. There were no borrowings against this facility at June 30, 1997. Effective June 30, 1997, the conditions to B&W's borrowings under the B&W Revolver were amended to facilitate future borrowings under this facility.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1997, substantially all of the net assets of McDermott Incorporated were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

Working capital decreased $19,449,000 to $51,835,000 at June 30, 1997. During the remainder of fiscal year 1998, McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities additional borrowings and capital contributions from International (if required). Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity nor capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in June 1997 and 1996.

McDermott Incorporated has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of
tax planning strategies involving sales of appreciated assets.   An uncertainty
that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

                                    PART II

                            McDERMOTT INCORPORATED

                               OTHER INFORMATION
                               -----------------



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended June 30, 1997.



Signatures

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           McDERMOTT INCORPORATED





August 7, 1997                    /s/ Daniel R. Gaubert
                                  ----------------------------------------------
                              By: Daniel R. Gaubert
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Representative)

                                 EXHIBIT INDEX

Exhibit    Description

  27       Financial Data Schedule