Form 10-Q
period 1997-09-30
MCDERMOTT INC
filed 1997-11-14
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


                                Yes  X       No
                                    ---


The number of shares of Common Stock, par value $1 per share, outstanding as of October 24, 1997 was 3,600.

                  M c D E R M O T T   I N C O R P O R A T E D

                           I N D E X - F O R M  10 - Q
                           ---------------------------



                                                              PAGE
                                                              ----



PART I - FINANCIAL INFORMATION
------------------------------


   Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
        September 30, 1997 and March 31, 1997                    4


     Condensed Consolidated Statement of Income (Loss)
        Three and Six Months Ended September 30, 1997
        and 1996                                                 6


     Condensed Consolidated Statement of Cash Flows
        Six Months Ended September 30, 1997 and 1996             7


     Notes to Condensed Consolidated Financial Statements        9


   Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations          11



PART II - OTHER INFORMATION
---------------------------

   Item 4 - Submission of Matters to a Vote of Security Holders 21

   Item 6 - Exhibits and Reports on Form 8-K                    21


SIGNATURES                                                      22

Exhibit 27 - Financial Data Schedule                            24

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                            McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                     ASSETS



                                            9/30/97           3/31/97
                                            -------           -------
                                          (Unaudited)
                                                (In thousands)
Current Assets:
 Cash and cash equivalents               $   13,348        $   56,782
 Accounts receivable-trade                  286,097           286,011
 Accounts receivable-other                  135,183           139,949
 Insurance recoverable-current              175,442           183,000
 Contracts in progress                      206,678           244,231
 Inventories                                 58,485            59,894
 Deferred income taxes                       60,370            56,359
 Other current assets                         4,175            15,053
                                         ----------        ----------
  Total Current Assets                      939,778         1,041,279
                                         ----------        ----------
Property, Plant and Equipment, at Cost:     527,191           533,942
 Less accumulated depreciation              321,286           314,600
                                         ----------        ----------
  Net Property, Plant and Equipment         205,905           219,342
                                         ----------        ----------
Insurance Recoverable                       642,404           720,913
                                         ----------        ----------
Investment in McDermott International,
  Inc.                                      595,372           595,982
                                         ----------        ----------
Excess of Cost Over Fair Value of Net
 Assets of Purchased Businesses Less
 Accumulated Amortization of
 $108,240,000 at September 30, 1997
 and $104,960,000 at March 31, 1997         107,699           119,077
                                         ----------        ----------
Prepaid Pension Costs                       275,045           266,837
                                         ----------        ----------
Other Assets                                155,012           173,740
                                         ----------        ----------
   TOTAL                                 $2,921,215        $3,137,170
                                         ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      9/30/97        3/31/97
                                                      -------        -------
                                                    (Unaudited)
                                                          (In thousands)
Current Liabilities:
 Notes payable and current maturities of
  long-term debt                                      $137,964     $  313,692
 Note payable to International                           7,674              -
 Accounts payable                                      119,331        116,452
 Accounts payable to affiliates                         24,616          9,182
 Environmental and products liabilities-current        207,934        210,352
 Accrued employee benefits                              76,227         79,573
 Advance billings on contracts                         153,143        109,736
 Other current liabilities                             138,688        131,008
                                                    ----------     ----------
  Total Current Liabilities                            865,577        969,995
                                                    ----------     ----------
Long-Term Debt                                         352,482        379,487
                                                    ----------     ----------
Accumulated Postretirement Benefit Obligation          368,035        373,232
                                                    ----------     ----------
Environmental and Products Liabilities                 806,599        903,379
                                                    ----------     ----------
Other Liabilities                                       95,119         95,500
                                                    ----------     ----------
Contingencies
                                                    ----------     ----------
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible,
  $1.00 par value; at redemption value                  88,084         88,087
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                   78,165         82,896
                                                    ----------     ----------
  Total Redeemable Preferred Stocks                    166,249        170,983
                                                    ----------     ----------
Stockholder's Equity:
  Common stock, par value $1.00 per share,
    3,700 shares authorized and issued,
    3,600 shares outstanding                                 4              4
  Capital in excess of par value                       693,138        691,605
  Deficit                                             (403,202)      (422,123)
  Minimum pension liability                             (1,655)        (1,655)
  Currency translation adjustments                     (21,131)       (23,237)
                                                    ----------     ----------
  Total Stockholder's Equity                           267,154        244,594
                                                    ----------     ----------
   TOTAL                                            $2,921,215     $3,137,170
                                                    ==========     ==========

                             McDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               SEPTEMBER 30, 1997


                                                              THREE                      SIX
                                                           MONTHS ENDED              MONTHS ENDED
                                                       9/30/97       9/30/96      9/30/97      9/30/96
                                                       -------       -------      -------      -------
                                                                       (Unaudited)
                                                                      (In thousands)
Revenues                                              $422,868      $453,662     $876,048     $936,172
                                                     ---------     ---------     --------     --------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)                     364,999       419,259      756,258      867,558
  Depreciation and amortization                         10,378        11,587       20,782       23,240
  Selling, general and
    administrative expenses                             25,909        35,116       51,760       68,144
                                                     ---------     ---------     --------     --------
                                                       401,286       465,962      828,800      958,942
                                                     ---------     ---------     --------     --------
Gain (Loss) on Asset Disposals and
  Impairments-net                                       27,882        (1,250)      27,977         (217)
                                                     ---------     ---------     --------     --------
Operating Income (Loss) before Equity
  in Income of Investees                                49,464       (13,550)      75,225      (22,987)
Equity in Income of Investees                            2,220         1,623        4,451        5,963
                                                     ---------     ---------     --------     --------
  Operating Income (Loss)                               51,684       (11,927)      79,676      (17,024)
                                                     ---------     ---------     --------     --------
Other Expense:
 Interest expense                                      (12,820)      (12,974)     (28,320)     (26,090)
 Other-net                                                (475)         (427)        (991)      (1,210)
                                                     ---------     ---------     --------     --------
                                                       (13,295)      (13,401)     (29,311)     (27,300)
                                                     ---------     ---------     --------     --------
Income (Loss) before Provision for
 (Benefit from) Income Taxes                            38,389       (25,328)      50,365      (44,324)
Provision for (Benefit from) Income
 Taxes                                                  17,256        (6,848)      25,074       (9,521)
                                                     ---------     ---------     --------     --------
Net Income (Loss)                                    $  21,133     $ (18,480)    $ 25,291     $(34,803)
                                                     =========     =========     ========     ========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                          SIX MONTHS ENDED
                                                         9/30/97     9/30/96
                                                         -------     -------
                                                             (Unaudited)
                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                         $ 25,291  $(34,803)
                                                          --------  --------
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                             20,782    23,240
  Provision for (benefit from) deferred taxes                8,871     4,496
  Equity in income of investees, less dividends             (1,153)      326
  (Gain) loss on asset disposals and
    impairments-net                                        (27,977)      217
  Other                                                        961     3,269
  Changes in assets and liabilities:
    Accounts receivable                                      4,385    15,152
    Net contracts in progress and advance billings          80,916   (26,963)
    Accounts payable                                        20,584   (13,974)
    Accrued and other current liabilities                    2,392   (13,518)
    Other, net                                              10,400    (5,387)
Proceeds from insurance for products liabilities claims     68,944    55,395
Payments of products liabilities claims                    (94,554)  (79,859)
                                                          --------  --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     119,842   (72,409)
                                                          --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals                               52,093    14,863
Purchases of property, plant and equipment                  (6,752)  (12,809)
Investment in equity investees                              (2,805)        -
Other                                                          331       223
                                                          --------  --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   42,867     2,277
                                                          --------  --------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    SIX MONTHS ENDED
                                                    9/30/97   9/30/96
                                                    -------   -------
                                                        (Unaudited)
                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term borrowing        $(167,582) $ 92,948
Increase (decrease) in short-term borrowing
 from International                                    7,674   (65,363)
Payment of long-term debt                            (35,012)      (12)
Dividends paid                                        (6,469)   (6,646)
Capital contribution from International                    -    50,000
Redemption of preferred stock                         (4,513)        -
Other                                                   (220)      (30)
                                                   ---------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         (206,122)   70,897
                                                   ---------  --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                 (21)       84
                                                   ---------  --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (43,434)      849
                                                   ---------  --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      56,782    22,886
                                                   ---------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  13,348  $ 23,735
                                                   =========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)              $  31,876  $ 25,451
 Income taxes (refunds) - net                      $ (26,438) $  3,240
                                                   =========  ========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION
McDermott Incorporated is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain of $33,072,000 from the sale of McDermott Incorporated's interest in Universal Fabricators Incorporated during the three and six months ended September 30, 1997 and an asset impairment loss of $7,295,000 included in the three and six months ended September 30, 1996. Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1996. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott Incorporated's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE 2 -  PRODUCTS LIABILITY
At September 30, 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $988,228,000 (of which approximately $276,000,000 had been asserted) and estimated insurance recoveries were $817,846,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES
Inventories at September 30 and March 31, 1997 are summarized below:

                          September 30,   March 31,
                               1997         1997
                          --------------  ---------
                           (Unaudited)
                                   (In thousands)
Materials and Supplies       $43,680        $44,395
Work in Progress               7,727          8,498
Finished Goods                 7,078          7,001
                             -------        -------
                             $58,485        $59,894
                             =======        =======

NOTE 4 - INVESTIGATIONS
International and its majority owned subsidiary, J. Ray McDermott, S.A. ("JRM"), are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of International and JRM and by others. International and JRM notified the appropriate authorities of their investigation in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM. In October 1997, International received, from the same grand jury, a subpoena for documents relating principally to an investigation of possible anti-competitive activity in the marine construction service business of JRM in the Middle East. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, International and JRM do not have sufficient information to predict the ultimate outcome of this matter. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc. in January 1995, McDermott Incorporated does not participate in the heavy lift barge service business.

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

During the three and six months ended September 30, 1997, McDermott Incorporated's Canadian operations contributed $82,291,000 and $195,676,000 to total revenues and ($760,000) and $6,747,000 to operating income (loss), respectively. During the three and six months ended September 30, 1996, McDermott Incorporated's Canadian operations contributed $151,180,000 and $324,050,000 to total revenues and $512,000 and ($3,515,000) to operating income (loss), respectively. These results reflect activity on contracts performed at The Babcock & Wilcox Company's ("B&W") Cambridge, Ontario location, principally for the supply of replacement recirculating steam generators to domestic utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd., which is based in Calgary, Alberta, Canada.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: Power Generation Systems (includes the operations of the Babcock & Wilcox Power Generation Group), Government Operations (includes the operations of BWX Technologies, Inc., formerly the Babcock & Wilcox Government Group) and Other (includes McDermott Incorporated's Engineering and Construction operations, other non-core businesses and certain adjustments which are not allocated to the business units). The results of operations for the three and six months ended September 30, 1996 have been restated to reflect the reclassification of certain operations from B&W Operations to Power Generations Systems and Government Operations and Marine Construction Services to Other to conform with the presentation at September 30, 1997. Results for the three and six months ended September 30, 1996 have also been restated to include gains and losses on asset disposals and impairments in Operating Income.

                                  THREE                  SIX
                                MONTHS ENDED          MONTHS ENDED
                             9/30/97    9/30/96    9/30/97    9/30/96
                            --------   --------   --------   ---------
                                         (In thousands)
REVENUES
Power Generation Systems    $259,022   $255,817   $544,059   $511,983
Government Operations         80,550     90,326    164,072    179,233
Other                         86,415    111,455    174,648    254,574
Eliminations                  (3,119)    (3,936)    (6,731)    (9,618)
                            --------   --------   --------   --------
TOTAL REVENUES              $422,868   $453,662   $876,048   $936,172
                            ========   ========   ========   ========

OPERATING INCOME (LOSS)
 Business Unit Income (Loss):
  Power Generation Systems  $ 13,721   $   (470)  $ 33,284   $ (4,802)
  Government Operations        9,849      8,196     19,784     13,518
  Other                        2,359    (12,982)     3,742    (17,774)
                            --------   --------   --------   --------
     TOTAL                    25,929     (5,256)    56,810     (9,058)
                            --------   --------   --------   --------

 Gain (Loss) on Asset Disposals and Impairments-Net:
  Power Generation Systems       (15)     4,623         20      4,883
  Government Operations            2          8          2         88
  Other                       27,799     (6,339)    27,551     (5,755)
  Corporate                       96        458        404        567
                            --------  ---------   --------   --------
     TOTAL                    27,882     (1,250)    27,977       (217)
                            --------  ---------   --------   --------

 Equity in Income of Investees:
  Power Generation Systems     1,093        462      1,656      3,315
  Government Operations          519        375      1,099        987
  Other                          608        786      1,696      1,661
                            --------  ---------   --------   --------
     TOTAL                     2,220      1,623      4,451      5,963
                            --------  ---------   --------   --------
 Corporate G&A Expense        (4,347)    (7,044)    (9,562)   (13,712)
                            --------  ---------   --------   --------
 TOTAL OPERATING
     INCOME (LOSS)          $ 51,684  $ (11,927)   $79,676   $(17,024)
                            ========  =========   ========   ========

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

Power Generation Systems

Revenues increased $3,205,000 to $259,022,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam environmental control systems, boiler cleaning equipment and plant enhancement projects. These increases were partially offset by lower revenues from replacement nuclear steam generators and repair and alteration of existing fossil fuel systems.

Business unit income (loss) increased $14,191,000 from a loss of $470,000 to income of $13,721,000, primarily due to higher volume and margins from plant enhancement projects and boiler cleaning equipment. In addition, there were lower selling and general and administrative expenses. These increases were partially offset by lower volume from replacement nuclear steam generators.

Gain (loss) on asset disposals and impairments-net decreased $4,638,000 from a gain of $4,623,000 to a loss of $15,000. The prior year included the sale of a tool rental business.

Equity in income of investees increased $631,000 to $1,093,000. This represents the results of approximately six active joint ventures. The increase was primarily due to a provision for a loss on a domestic joint venture in the prior year. This increase was partially offset by lower operating results from a domestic joint venture.

Government Operations

Revenues decreased $9,776,000 to $80,550,000, primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government and commercial nuclear environmental services. These decreases were partially offset by higher revenues from operation and management contracts for U.S. Government owned facilities.

Business unit income increased $1,653,000 to $9,849,000, primarily due to higher volume from operation and management contracts for U.S. Government owned facilities and lower operating and general and administrative expenses. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

Other

Revenues decreased $25,040,000 to $86,415,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (shipyard and ordnance operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers and Canadian maintenance and domestic engineering activities.

Business unit income (loss) increased $15,341,000 from a loss of $12,982,000 to income of $2,359,000, primarily due to cost overruns on engineering and construction contracts in the prior year. In addition, there were lower operating and general and administrative expenses. Also, the prior year included losses in non-core businesses (shipyard and ordnance operations).

Gain (loss) on asset disposals and impairments-net increased $34,138,000 from a loss of $6,339,000 to a gain of $27,799,000, primarily due to the sale of McDermott Incorporated's interest in Universal Fabricators Incorporated.

Other Income Statement Items

The provision for (benefit from) income taxes increased $24,104,000 to a provision of $17,256,000 from a benefit of $6,848,000, while income (loss) before the provision for (benefit from) income taxes increased $63,717,000 to income of $38,389,000 from a loss of $25,328,000. The increase in the provision for income taxes is primarily due to the increase in income.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 VS. SIX MONTHS ENDED SEPTEMBER 30, 1996

Power Generation Systems

Revenues increased $32,076,000 to $544,059,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, boiler cleaning equipment and replacement parts. These increases were partially offset by lower revenues from repair and alteration of existing fossil fuel steam systems, replacement nuclear steam generators, industrial boilers and plant enhancement projects.

Business unit income increased $38,086,000 from a loss of $4,802,000 to income of $33,284,000, primarily due to higher volume and margins from replacement parts and boiler cleaning equipment, higher margins from plant enhancement projects and replacement nuclear steam generators and higher volume from fabrication and erection of fossil fuel steam and environmental control systems. In addition, there were lower operating, selling and general and administrative expenses. These increases were partially offset by lower volume and margins from industrial boilers and repair and alteration of existing fossil fuel steam systems.

Gain on asset disposals and impairments-net decreased $4,863,000 to $20,000. The prior year included the sale of a tool rental business.

Equity in income of investees decreased $1,659,000 to $1,656,000. This represents the results of approximately six active joint ventures. The decrease was primarily due to a favorable termination settlement by a domestic joint venture in the prior year and lower operating results from two domestic joint ventures in the current year. These decreases were partially offset by a provision for a loss on a domestic joint venture in the prior year.

Government Operations

Revenues decreased $15,161,000 to $164,072,000, primarily due to lower revenues from commercial nuclear environmental services and nuclear fuel assemblies and reactor components for the U.S. Government. These decreases were partially offset by higher revenues from operation and management contracts for U.S. Government owned facilities.

Business unit income increased $6,266,000 to $19,784,000, primarily due to higher volume from operation and management contracts for U.S. Government owned facilities and higher margins on other related operations. In addition, there were lower general and administrative expenses. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

Other

Revenues decreased $79,926,000 to $174,648,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (shipyard and ordnance operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers and domestic engineering activities.

Business unit income (loss) increased $21,516,000 from a loss of $17,774,000 to income of $3,742,000, primarily due to cost overruns on engineering and construction contracts in the prior year. In addition, there were higher volumes on air cooled heat exchangers and domestic engineering activities and lower operating and general and administrative expenses. Also, the prior year included losses in non-core businesses (shipyard and ordnance operations).

Gain (loss) on asset disposals and impairments-net increased $33,306,000 from a loss of $5,755,000 to a gain of $27,551,000, primarily due to the sale of the Company's interest in Universal Fabricators Incorporated.

Other Income Statement Items

Interest expense increased $2,230,000 to $28,320,000 primarily due to changes in debt obligations and interest rates prevailing thereon.

The provision for (benefit from) income taxes increased $34,595,000 to a provision of $25,074,000 from a benefit of $9,521,000, while income (loss) before the provision for (benefit from) income taxes increased $94,689,000 to income of $50,365,000 from a loss of $44,324,000. The increase in the provision for income taxes is primarily due to the increase in income.

Backlog
-------
                                 9/30/97       3/31/97
                                 -------       -------
                                      (Unaudited)
                                     (In thousands)

Power Generation Systems      $1,399,452        $1,554,125
Government Operations            766,838           797,764
Other                            375,126           364,722
Eliminations                    (186,445)         (264,158)
                              ----------        ----------
  Total Backlog               $2,354,971        $2,452,453
                              ==========        ==========

In general, McDermott Incorporated is capital intensive and relies on large contracts for a substantial amount of its revenues.

Power Generation Systems' foreign markets (excluding Southeast Asia) for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to make significant contributions to operating income into the foreseeable future. However, the domestic market for industrial and utility boilers remains weak.

At September 30, 1997, Government Operations' backlog with the U.S. Government was $670,992,000 (of which $23,791,000 had not been funded). This business unit's backlog is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. It is expected to remain relatively constant since B&W is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the six months ended September 30, 1997, McDermott Incorporated's cash and cash equivalents decreased $43,434,000 to $13,348,000 and total debt decreased $195,059,000 to $498,120,000 primarily due to a net decrease in short-term borrowings of $159,908,000 and payment of long-term debt of $35,012,000. During this period, McDermott Incorporated provided cash of $119,842,000 from operating activities; received cash of $52,093,000 from asset disposals; and used cash of $6,752,000 for purchases of property, plant and equipment, $6,469,000 for cash dividends on McDermott Incorporated's preferred stocks, and $4,513,000 for the redemption of preferred stock. Decreases in net contracts in progress and advance billings were primarily due to the timing of billings on Power Generation Systems' contracts.

Pursuant to an agreement with a majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,100 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1997 were $94,554,000, of which $86,063,000 has been recovered or is due from insurers. At September 30, 1997, receivables of $97,204,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $6,057,000 to $6,752,000 for the six months ended September 30, 1997 as compared with the same period in the prior year. The majority of expenditures were incurred to maintain existing facilities.

At September 30 and March 31, 1997, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $88,969,000 and $93,769,000, respectively, under the terms of an
agreement with a U.S. Bank.   The maximum sales limit available under the
agreement was reduced during October 1997 from $125,000,000 to $100,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not to greater than the maximum sales limit available) from time to time. The existing agreement will expire on January 31, 1998; however, B&W expects to negotiate renewal of the agreement. McDermott Incorporated accounts for these sales as secured borrowings. On October 24, 1997, B&W reduced the amount of receivables sold by $43,186,000 to $45,783,000.

McDermott Incorporated and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. At September 30, 1997, McDermott Incorporated had borrowed $7,674,000 against this agreement. There were no borrowings against this agreement at March 31, 1997.

At September 30 and March 31, 1997, McDermott Incorporated had available to it various uncommitted short-term lines of credit from banks totalling $92,673,000 and $134,695,000, respectively. Borrowings by McDermott Incorporated against these lines of credit at September 30 and March 31, 1997 were $11,774,000 and $24,555,000, respectively. In addition, at March 31, 1997, there were borrowings of $150,000,000 under the $150,000,000 unsecured and committed revolving credit facility of B&W (the "B&W Revolver"). During May and June 1997, B&W repaid all amounts outstanding under the B&W Revolver primarily with the proceeds of a loan of $115,000,000 from MIICO to McDermott Incorporated during May 1997. There were no borrowings against this facility at September 30, 1997.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1997, substantially all of the net assets of McDermott Incorporated were subject to such restrictions. The most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on existing preferred stock.

Working capital increased $2,917,000 to $74,201,000 at September 30, 1997. During the remainder of fiscal year 1998, McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities additional borrowings and, if required, capital contributions from International. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity nor capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in September 1997 and 1996.

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

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. McDermott Incorporated has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that certain financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. International anticipates adopting this standard during the last quarter of fiscal year 1998. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the consolidated financial statements.

At its July 1997 meeting, the Emerging Issues Task Force reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." This issue addresses whether to consolidate a majority owned investee when the rights of the minority make it unclear if the majority owner actually has control, and establishes criteria for making this decision. For existing investment agreements, the guidance is effective for fiscal years ending after December 15, 1998.
McDermott Incorporated has not yet finalized its review of the impact of this guidance.

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 2, 1997, McDermott International, Inc. as holder of all of the outstanding 3,000 shares of the Voting Common Stock of McDermott Incorporated, which shares represent approximately 93% of the voting power of the outstanding capital stock of McDermott Incorporated, elected, by written consent, S. Wayne Murphy, Roger E. Tetrault and Richard Woolbert as directors of the company for a one year term.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended September 30, 1997.



Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 McDERMOTT INCORPORATED





November 10, 1997             By: /s/Daniel R. Gaubert
                                  --------------------------------------------
                                  Daniel R. Gaubert
                                  Senior Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer and Duly Authorized Representative)

                                 EXHIBIT INDEX

Exhibit    Description
-------    -----------

 27        Financial Data Schedule