Form 10-Q
period 1997-12-31
MCDERMOTT INC
filed 1998-02-11
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

                               YES [X]  NO [ ]

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING AS OF JANUARY 23, 1998 WAS 3,600.

                  M C D E R M O T T   I N C O R P O R A T E D

                          I N D E X - F O R M  10 - Q
                          --------------------------


                                                                           PAGE
                                                                           ----


PART I - FINANCIAL INFORMATION
------------------------------

   ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEET
        DECEMBER 31, 1997 AND MARCH 31, 1997                                 4

     CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
        THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996               6

     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996                         7

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    9

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12



PART II - OTHER INFORMATION
---------------------------

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                24

SIGNATURES                                                                  25

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                        27

                                    PART I

                            MCDERMOTT INCORPORATED

                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MCDERMOTT INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

                                     ASSETS


                                                    12/31/97    3/31/97
                                                   ---------   --------
                                                  (UNAUDITED)
                                                       (IN THOUSANDS)
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                        $ 101,154   $ 56,782
  ACCOUNTS RECEIVABLE-TRADE                          248,705    286,011
  ACCOUNTS RECEIVABLE-OTHER                          136,930    139,949
  INSURANCE RECOVERABLE-CURRENT                      159,515    183,000
  CONTRACTS IN PROGRESS                              171,583    244,231
  INVENTORIES                                         61,744     59,894
  DEFERRED INCOME TAXES                               69,603     56,359
  OTHER CURRENT ASSETS                                 4,718     15,053
-----------------------------------------------------------------------
  TOTAL CURRENT ASSETS                               953,952  1,041,279
-----------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST               528,893    533,942
 LESS ACCUMULATED DEPRECIATION                       328,416    314,600
-----------------------------------------------------------------------
  NET PROPERTY, PLANT AND EQUIPMENT                  200,477    219,342
-----------------------------------------------------------------------
INSURANCE RECOVERABLE                                611,780    720,913
-----------------------------------------------------------------------
INVESTMENT IN MCDERMOTT INTERNATIONAL, INC.          592,567    595,982
-----------------------------------------------------------------------
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
 OF PURCHASED BUSINESSES LESS ACCUMULATED
 AMORTIZATION OF $99,496,000 AT  DECEMBER 31, 1997
 AND $104,960,000 AT MARCH 31, 1997                  106,310    119,077
-----------------------------------------------------------------------
PREPAID PENSION COSTS                                278,476    266,837
-----------------------------------------------------------------------
OTHER ASSETS                                         135,348    173,740
-----------------------------------------------------------------------
   TOTAL                                          $2,878,910 $3,137,170
-----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                 12/31/97      3/31/97
                                                                 --------      -------
                                                                (UNAUDITED)
                                                                     (IN THOUSANDS)
CURRENT LIABILITIES:
  NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT       $  136,991   $  313,692
  ACCOUNTS PAYABLE                                                104,972      116,452
  ACCOUNTS PAYABLE TO AFFILIATES                                   25,052        9,182
  ENVIRONMENTAL AND PRODUCTS LIABILITIES-CURRENT                  194,460      210,352
  ACCRUED EMPLOYEE BENEFITS                                        87,681       79,573
  ADVANCE BILLINGS ON CONTRACTS                                   156,159      109,736
  OTHER CURRENT LIABILITIES                                       154,982      131,008
--------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                       860,297      969,995
--------------------------------------------------------------------------------------
LONG-TERM DEBT                                                    352,354      379,487
--------------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION                     365,695      373,232
--------------------------------------------------------------------------------------
ENVIRONMENTAL AND PRODUCTS LIABILITIES                            767,183      903,379
--------------------------------------------------------------------------------------
OTHER LIABILITIES                                                  95,969       95,500
--------------------------------------------------------------------------------------
CONTINGENCIES
--------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCKS:
 SERIES A $2.20 CUMULATIVE CONVERTIBLE, $1.00 PAR VALUE;
  AT REDEMPTION VALUE                                              88,084       88,087
 SERIES B $2.60 CUMULATIVE, $1.00 PAR VALUE;
  AT REDEMPTION VALUE                                              78,165       82,896
--------------------------------------------------------------------------------------
  TOTAL REDEEMABLE PREFERRED STOCKS                               166,249      170,983
--------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY:
  COMMON STOCK, PAR VALUE $1.00 PER SHARE, 3,700 SHARES
    AUTHORIZED AND ISSUED, 3,600 SHARES OUTSTANDING                     4            4
  CAPITAL IN EXCESS OF PAR VALUE                                  690,454      691,605
  DEFICIT                                                        (393,877)    (422,123)
  MINIMUM PENSION LIABILITY                                        (1,655)      (1,655)
  CURRENCY TRANSLATION ADJUSTMENTS                                (23,763)     (23,237)
--------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                      271,163      244,594
--------------------------------------------------------------------------------------
   TOTAL                                                       $2,878,910   $3,137,170
--------------------------------------------------------------------------------------

                            MCDERMOTT INCORPORATED
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               DECEMBER 31, 1997


                                                                  THREE                   NINE
                                                               MONTHS ENDED          MONTHS ENDED
                                                           12/31/97  12/31/96     12/31/97  12/31/96
                                                           --------  --------    --------- ----------
                                                                           (UNAUDITED)
                                                                          (IN THOUSANDS)

REVENUES                                                   $452,324  $424,629   $1,328,372 $1,360,801
-----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  COST OF OPERATIONS (EXCLUDING
    DEPRECIATION AND AMORTIZATION)                          385,890   376,028    1,142,148  1,243,586
  DEPRECIATION AND AMORTIZATION                              10,400    10,975       31,182     34,215
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                  21,983    33,349       73,743    101,493
-----------------------------------------------------------------------------------------------------
                                                            418,273   420,352    1,247,073  1,379,294
-----------------------------------------------------------------------------------------------------
GAIN ON ASSET DISPOSALS AND
  IMPAIRMENTS-NET                                               112     1,037       28,089        820
-----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BEFORE
  INCOME FROM INVESTEES                                      34,163     5,314      109,388    (17,673)

INCOME FROM INVESTEES                                         3,308        485       7,759      6,448
-----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                      37,471      5,799     117,147    (11,225)
-----------------------------------------------------------------------------------------------------
OTHER EXPENSE:
  INTEREST INCOME                                             2,135        876       2,895      1,820
  INTEREST EXPENSE                                          (11,597)   (13,062)    (39,917)   (39,152)
  OTHER-NET                                                  (3,801)    (1,705)     (5,552)    (3,859)
-----------------------------------------------------------------------------------------------------
                                                            (13,263)   (13,891)    (42,574)   (41,191)
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
 (BENEFIT FROM) INCOME TAXES                                 24,208     (8,092)     74,573    (52,416)

PROVISION FOR (BENEFIT FROM) INCOME
 TAXES                                                       11,707     (1,539)     36,781    (11,060)
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $ 12,501  $ (6,553)  $   37,792 $  (41,356)
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MCDERMOTT INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1997

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                           NINE MONTHS ENDED
                                                          12/31/97    12/31/96
                                                          --------    --------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                         $ 37,792    $(41,356)
------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                             31,182      34,215
  PROVISION FOR DEFERRED TAXES                               7,526       4,994
  EQUITY IN INCOME OF INVESTEES, LESS DIVIDENDS                 78         205
  GAIN ON ASSET DISPOSALS AND IMPAIRMENTS-NET              (28,089)       (820)
  OTHER                                                      4,985      (1,672)
  CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                                     38,543      85,078
    NET CONTRACTS IN PROGRESS AND ADVANCE BILLINGS         119,179     (39,917)
    ACCOUNTS PAYABLE                                         7,056     (28,474)
    ACCRUED AND OTHER CURRENT LIABILITIES                   19,851      (7,307)
    OTHER, NET                                              19,728      (9,289)
PROCEEDS FROM INSURANCE FOR PRODUCTS LIABILITIES CLAIMS    108,107      91,585
PAYMENTS OF PRODUCTS LIABILITIES CLAIMS                   (145,298)   (137,337)
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                      220,640     (50,095)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

PROCEEDS FROM ASSET DISPOSALS                               54,298      16,110
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                 (11,557)    (17,001)
PROCEEDS FROM REDEMPTION OF INTERNATIONAL STOCK              2,500       2,500
INVESTMENT IN EQUITY INVESTEES                              (3,852)       (459)
OTHER                                                          298         878
------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   41,687       2,028
------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                           NINE MONTHS ENDED
                                                          12/31/97    12/31/96
                                                          --------    --------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)


CASH FLOWS FROM FINANCING ACTIVITIES:

INCREASE (DECREASE) IN SHORT-TERM BORROWING              $(168,540)   $ 36,706

DECREASE IN SHORT-TERM BORROWING FROM INTERNATIONAL              -     (42,313)
PAYMENT OF LONG-TERM DEBT                                  (35,156)       (159)
DIVIDENDS PAID                                              (9,645)     (9,968)
CAPITAL CONTRIBUTION FROM INTERNATIONAL                          -      61,000
REDEMPTION OF PREFERRED STOCK                               (4,515)     (1,069)
OTHER                                                         (188)       (738)
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                               (218,044)     43,459
------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                        89         325
------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           44,372      (4,283)
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            56,782      22,886
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 101,154    $ 18,603
==============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
 INTEREST (NET OF AMOUNT CAPITALIZED)                    $  40,943    $ 35,556
 INCOME TAXES (REFUNDS) - NET                            $ (18,486)     (9,176)
==============================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MCDERMOTT INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

MCDERMOTT INCORPORATED IS A MAJORITY OWNED SUBSIDIARY OF MCDERMOTT INTERNATIONAL, INC. ("INTERNATIONAL").

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL STATEMENT INFORMATION AND WITH INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. SUCH ADJUSTMENTS ARE OF A NORMAL, RECURRING NATURE EXCEPT FOR A GAIN OF $33,072,000 FROM THE SALE OF MCDERMOTT INCORPORATED'S INTEREST IN UNIVERSAL FABRICATORS INCORPORATED INCLUDED IN THE NINE MONTHS ENDED DECEMBER 31, 1997, FAVORABLE WORKERS' COMPENSATIONS COST ADJUSTMENTS OF $12,088,000 INCLUDED IN THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND AN ASSET IMPAIRMENT LOSS OF $7,295,000 INCLUDED IN THE NINE MONTHS ENDED DECEMBER 31, 1996. OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED MARCH 31, 1998. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN MCDERMOTT INCORPORATED'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997.

NOTE 2 -  PRODUCTS LIABILITY

AT DECEMBER 31, 1997, THE ESTIMATED LIABILITY FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS WAS $937,484,000 (OF WHICH APPROXIMATELY $276,000,000 HAD BEEN ASSERTED) AND ESTIMATED INSURANCE RECOVERIES WERE $771,295,000. ESTIMATED LIABILITIES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS ARE DERIVED FROM MCDERMOTT INCORPORATED'S CLAIMS HISTORY AND CONSTITUTE MANAGEMENT'S BEST ESTIMATE OF SUCH FUTURE COSTS. ESTIMATED INSURANCE RECOVERIES ARE BASED UPON AN ANALYSIS OF INSURERS PROVIDING COVERAGE OF THE ESTIMATED LIABILITIES. INHERENT IN THE ESTIMATE OF SUCH LIABILITIES AND RECOVERIES

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

NOTE 3 - INVENTORIES

INVENTORIES AT DECEMBER 31 AND MARCH 31, 1997 ARE SUMMARIZED BELOW:

                                          DECEMBER 31,   MARCH 31,
                                              1997          1997
                                          ------------   ---------
                                          (UNAUDITED)
                                                (IN THOUSANDS)

MATERIALS AND SUPPLIES                       $  43,994    $ 44,395
WORK IN PROGRESS                                10,557       8,498
FINISHED GOODS                                   7,193       7,001
------------------------------------------------------------------
                                             $  61,744    $ 59,894
==================================================================

NOTE 4 - INVESTIGATIONS

SINCE MARCH 1997, INTERNATIONAL AND ITS MAJORITY OWNED SUBSIDIARY, J. RAY MCDERMOTT, S.A. ("JRM"), WITH THE HELP OF OUTSIDE COUNSEL, HAVE BEEN INVESTIGATING ALLEGATIONS OF WRONGDOING BY A LIMITED NUMBER OF FORMER EMPLOYEES OF INTERNATIONAL AND JRM AND BY OTHERS. UPON RECEIVING THESE ALLEGATIONS, INTERNATIONAL AND JRM NOTIFIED AUTHORITIES, INCLUDING THE ANTITRUST DIVISION OF THE DEPARTMENT OF JUSTICE ("ANTITRUST DIVISION") AND THE EUROPEAN COMMISSION OF THEIR INVESTIGATION.

IN RETURN FOR THEIR PROMPT DISCLOSURE OF THE ALLEGATIONS, INTERNATIONAL AND JRM AND INDIVIDUALS WHO WERE OFFICERS, DIRECTORS AND EMPLOYEES AT THE TIME OF DISCLOSURE WERE GRANTED IMMUNITY FROM CRIMINAL PROSECUTION BY THE ANTITRUST DIVISION FOR ANY ANTI-COMPETITIVE ACTS INVOLVING WORLDWIDE HEAVY-LIFT ACTIVITIES.

INTERNATIONAL AND JRM HAVE RECEIVED SUBPOENAS IN CONNECTION WITH THE ANTITRUST DIVISION'S INVESTIGATION. THEY ADDRESS PRINCIPALLY THE HEAVY-LIFT BUSINESS OF JRM'S FORMER HEEREMAC JOINT VENTURE ("HEEREMAC") AND POSSIBLE ANTI-COMPETITIVE ACTIVITY IN THE MARINE CONSTRUCTION BUSINESS OF MCDERMOTT ETPM-EAST, INC., JRM'S MIDDLE EAST JOINT VENTURE WITH ETPM S.A., A

FRENCH COMPANY. INTERNATIONAL AND JRM ARE ALSO COMPLYING WITH THE SECURITY AND EXCHANGE COMMISSION'S ("SEC") REQUEST FOR DOCUMENTS.

AFTER RECEIVING THE ALLEGATIONS IN MARCH 1997, JRM INITIATED ACTION TO TERMINATE ITS INTEREST IN HEEREMAC, AND ON DECEMBER 19, 1997, JRM'S PARTNER IN THE JOINT VENTURE, HEEREMA OFFSHORE CONSTRUCTION GROUP, INC., ACQUIRED JRM'S INTEREST IN EXCHANGE FOR CASH AND TITLE TO SEVERAL PIECES OF EQUIPMENT.

ON DECEMBER 21, 1997, HEEREMAC AND A HEEREMAC EMPLOYEE PLED GUILTY TO CRIMINAL CHARGES BY THE DEPARTMENT OF JUSTICE THAT THEY AND OTHERS HAD PARTICIPATED IN A CONSPIRACY TO RIG BIDS IN CONNECTION WITH THE HEAVY-LIFT BUSINESS OF HEEREMAC IN THE GULF OF MEXICO, NORTH SEA AND FAR EAST. HEEREMAC WAS FINED $49,000,000 AND THE EMPLOYEE $100,000. AS PART OF THE PLEA, BOTH HEEREMAC AND CERTAIN EMPLOYEES OF HEEREMAC ARE OBLIGATED TO COOPERATE FULLY WITH THE ANTITRUST DIVISION'S INVESTIGATION. NEITHER INTERNATIONAL, JRM NOR ANY OF THEIR OFFICERS, DIRECTORS OR EMPLOYEES WAS A PARTY TO THESE PROCEEDINGS.

IT IS NOT POSSIBLE TO PREDICT THE ULTIMATE OUTCOME OF THE DEPARTMENT OF JUSTICE'S INVESTIGATION, THE GRAND JURY PROCEEDINGS, THE INQUIRY FROM THE SEC OR INTERNATIONAL AND JRM'S INTERNAL INVESTIGATIONS, OR ACTIONS THAT MAY BE TAKEN BY OTHERS AS A RESULT OF HEEREMAC'S GUILTY PLEA. HOWEVER, THESE MATTERS COULD RESULT IN CIVIL AND/OR CRIMINAL LIABILITY TO INTERNATIONAL AND JRM AND HAVE A MATERIAL EFFECT ON FUTURE RESULTS OF OPERATIONS. SUBSEQUENT TO THE FORMATION OF JRM AND ITS ACQUISITION OF OFFSHORE PIPELINES, INC. IN JANUARY 1995, MCDERMOTT INCORPORATED NO LONGER PARTICIPATES IN THE HEAVY-LIFT BARGE SERVICE BUSINESS NOR THE MARINE CONSTRUCTION BUSINESS, WHICH IS THE SUBJECT OF THIS INVESTIGATION.

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

DURING THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997, MCDERMOTT INCORPORATED'S CANADIAN OPERATIONS CONTRIBUTED $86,480,000 AND $282,156,000 TO TOTAL REVENUES AND $11,232,000 AND $17,979,000 TO OPERATING INCOME, RESPECTIVELY. DURING THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996, MCDERMOTT INCORPORATED'S CANADIAN OPERATIONS CONTRIBUTED $118,284,000 AND $442,334,000 TO TOTAL REVENUES AND $1,004,000 AND $4,519,000 TO OPERATING LOSS, RESPECTIVELY. THESE RESULTS REFLECT ACTIVITY ON CONTRACTS PERFORMED AT THE BABCOCK & WILCOX COMPANY'S ("B&W") CAMBRIDGE, ONTARIO LOCATION, PRINCIPALLY FOR THE SUPPLY OF REPLACEMENT RECIRCULATING STEAM GENERATORS TO DOMESTIC UTILITIES AND WORK FOR GOVERNMENT OWNED UTILITIES LOCATED IN THE MIDDLE AND FAR EAST, AND CONTRACTS PERFORMED BY MCDERMOTT ENGINEERS & CONSTRUCTORS (CANADA) LTD., WHICH IS BASED IN CALGARY, ALBERTA, CANADA.

MANAGEMENT'S DISCUSSION OF REVENUES AND OPERATING INCOME IS PRESENTED ON A BUSINESS UNIT BASIS AS FOLLOWS: POWER GENERATION SYSTEMS (INCLUDES THE OPERATIONS OF THE BABCOCK & WILCOX POWER GENERATION GROUP), GOVERNMENT OPERATIONS (INCLUDES THE OPERATIONS OF BWX TECHNOLOGIES, INC., FORMERLY THE BABCOCK & WILCOX GOVERNMENT GROUP) AND OTHER (INCLUDES MCDERMOTT INCORPORATED'S ENGINEERING AND CONSTRUCTION OPERATIONS, OTHER NON-CORE BUSINESSES AND CERTAIN ADJUSTMENTS WHICH ARE NOT ALLOCATED TO THE BUSINESS UNITS). THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE BEEN RESTATED TO

REFLECT THE RECLASSIFICATION OF CERTAIN OPERATIONS FROM B&W OPERATIONS TO POWER GENERATIONS SYSTEMS AND GOVERNMENT OPERATIONS AND MARINE CONSTRUCTION SERVICES TO OTHER TO CONFORM WITH THE PRESENTATION AT DECEMBER 31, 1997.

STATEMENTS MADE HEREIN WHICH EXPRESS A BELIEF, EXPECTATION OR INTENTION, AS WELL AS THOSE WHICH ARE NOT HISTORICAL FACT ARE FORWARD LOOKING. THEY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE DEREGULATION OF THE U. S. ENERGY MARKET; GOVERNMENTAL REGULATION AND THE CONTINUED FUNDING OF MCDERMOTT INCORPORATED'S CONTRACTS WITH U. S. GOVERNMENTAL AGENCIES; ESTIMATES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS; THE HIGHLY COMPETITIVE NATURE OF MCDERMOTT INCORPORATED'S BUSINESSES; AND THE RESULTS OF THE ONGOING INVESTIGATION BY INTERNATIONAL AND THE U.S. DEPARTMENT OF JUSTICE INTO POSSIBLE ANTI-COMPETITIVE PRACTICES BY INTERNATIONAL AND JRM.

                                      THREE                      NINE
                                   MONTHS ENDED              MONTHS ENDED
                               12/31/97      12/31/96    12/31/97    12/31/96
                              ---------      --------    --------    --------
                                                (IN THOUSANDS)

REVENUES

POWER GENERATION SYSTEMS    $ 283,337       $ 236,955  $  827,396  $  748,938
GOVERNMENT OPERATIONS          95,355          89,957     259,427     269,190
OTHER                          74,225         101,707     248,873     356,281
ELIMINATIONS                     (593)         (3,990)     (7,324)    (13,608)
-----------------------------------------------------------------------------
TOTAL REVENUES              $ 452,324       $ 424,629  $1,328,372  $1,360,801
=============================================================================

OPERATING INCOME (LOSS)

 BUSINESS UNIT INCOME (LOSS):

  POWER GENERATION SYSTEMS  $   27,648      $   7,514  $   60,932  $    2,712
  GOVERNMENT OPERATIONS          7,742         10,253      27,526      23,771
  OTHER                           (297)        (4,116)      3,445     (21,890)
-----------------------------------------------------------------------------
     TOTAL                      35,093         13,651      91,903       4,593
-----------------------------------------------------------------------------
 GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET:

 POWER GENERATION SYSTEMS           83            348         103       5,231
 GOVERNMENT OPERATIONS              (6)            53          (4)        141
 OTHER                              19            637      27,570      (5,118)
 CORPORATE                          16             (1)        420         566
-----------------------------------------------------------------------------
     TOTAL                         112          1,037      28,089         820
-----------------------------------------------------------------------------
 INCOME (LOSS) FROM INVESTEES:
   POWER GENERATION SYSTEMS        533         (1,171)      2,189       2,144
   GOVERNMENT OPERATIONS         2,678            694       3,777       1,681
   OTHER                            97            962       1,793       2,623
-----------------------------------------------------------------------------
     TOTAL                       3,308            485       7,759       6,448
-----------------------------------------------------------------------------
 CORPORATE G&A EXPENSE          (1,042)        (9,374)    (10,604)    (23,086)
-----------------------------------------------------------------------------
 TOTAL OPERATING
     INCOME (LOSS)             $37,471        $ 5,799    $117,147   $ (11,225)
=============================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996

Power Generation Systems
------------------------

REVENUES INCREASED $46,382,000 TO $283,337,000, PRIMARILY DUE TO HIGHER REVENUES FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT.

BUSINESS UNIT INCOME INCREASED $20,134,000 TO $27,648,000, PRIMARILY DUE TO HIGHER VOLUME AND MARGINS FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT. IN ADDITION, THERE WERE HIGHER MARGINS FROM REPLACEMENT NUCLEAR STEAM GENERATORS AND LOWER SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES. THESE INCREASES WERE PARTIALLY OFFSET BY HIGHER OPERATING EXPENSES.

INCOME (LOSS) FROM INVESTEES INCREASED $1,704,000 FROM A LOSS OF $1,171,000 TO INCOME OF $533,000. THIS REPRESENTS THE RESULTS OF APPROXIMATELY SIX ACTIVE JOINT VENTURES. THE INCREASE WAS PRIMARILY DUE TO A PROVISION FOR A LOSS ON A CANADIAN JOINT VENTURE IN THE PRIOR YEAR. THIS INCREASE WAS PARTIALLY OFFSET BY LOWER OPERATING RESULTS FROM TWO DOMESTIC JOINT VENTURES.

GOVERNMENT OPERATIONS
---------------------

REVENUES INCREASED $5,398,000 TO $95,355,000, PRIMARILY DUE TO HIGHER REVENUES FROM OPERATION AND MANAGEMENT CONTRACTS FOR U.S. GOVERNMENT OWNED FACILITIES. THIS INCREASE WAS PARTIALLY OFFSET BY LOWER REVENUES FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U.S. GOVERNMENT, COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND OTHER GOVERNMENT RELATED OPERATIONS.

BUSINESS UNIT INCOME DECREASED $2,511,000 TO $7,742,000, PRIMARILY DUE TO LOWER VOLUME AND MARGINS FROM COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND HIGHER OPERATING EXPENSES. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER MARGINS FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U.S. GOVERNMENT AND HIGHER VOLUME FROM OPERATION AND MANAGEMENT CONTRACTS FOR U.S. GOVERNMENT OWNED FACILITIES.

INCOME FROM INVESTEES INCREASED $1,984,000 TO $2,678,000, PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM A DOMESTIC JOINT VENTURE.

OTHER
-----

REVENUES DECREASED $27,482,000 TO $74,225,000, PRIMARILY DUE TO THE DISPOSITION OF NON-CORE BUSINESSES (SHIPYARD AND ORDNANCE OPERATIONS) AND LOWER REVENUES FROM ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS.

BUSINESS UNIT LOSS DECREASED $3,819,000 TO $297,000, PRIMARILY DUE TO PRIOR YEAR LOSSES IN NON-CORE BUSINESSES (SHIPYARD AND ORDNANCE OPERATIONS). IN ADDITION, THERE WERE HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS, HIGHER MARGINS FROM ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS AND LOWER GENERAL AND ADMINISTRATIVE EXPENSES. THESE INCREASES WERE PARTIALLY OFFSET BY HIGHER OPERATING EXPENSES.

CORPORATE G&A EXPENSE
---------------------

CORPORATE G&A EXPENSE DECREASED $8,332,000 TO $1,042,000, PRIMARILY DUE TO STAFF REDUCTIONS, OTHER ECONOMIC MEASURES, INCREASED BILLING OF COSTS TO INTERNATIONAL AND ITS OTHER SUBSIDIARIES, AND CERTAIN ONE-TIME COSTS INCURRED IN THE PRIOR PERIOD.

OTHER INCOME STATEMENT ITEMS
----------------------------

INTEREST INCOME INCREASED $1,259,000 TO $2,135,000, PRIMARILY DUE TO INCOME IN THE CURRENT PERIOD FOR DELINQUENT PAYMENT OF AMOUNTS DUE FROM A JOINT VENTURE.

INTEREST EXPENSE DECREASED $1,465,000 TO $11,597,000, PRIMARILY DUE TO CHANGES IN DEBT OBLIGATIONS AND INTEREST RATES PREVAILING THEREON.

THE PROVISION FOR (BENEFIT FROM) INCOME TAXES INCREASED $13,246,000 TO A PROVISION OF $11,707,000 FROM A BENEFIT OF $1,539,000, WHILE INCOME (LOSS) BEFORE THE PROVISION FOR (BENEFIT FROM) INCOME TAXES INCREASED $32,300,000 TO INCOME OF $24,208,000 FROM A LOSS OF $8,092,000. THE INCREASE IN THE PROVISION FOR INCOME TAXES IS PRIMARILY DUE TO THE INCREASE IN INCOME.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 VS. NINE MONTHS ENDED DECEMBER 31, 1996

POWER GENERATION SYSTEMS
------------------------

REVENUES INCREASED $78,458,000 TO $827,396,000, PRIMARILY DUE TO HIGHER REVENUES FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, BOILER CLEANING EQUIPMENT AND PLANT ENHANCEMENT PROJECTS. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER REVENUES FROM REPAIR AND ALTERATION OF EXISTING FOSSIL FUEL STEAM SYSTEMS AND REPLACEMENT NUCLEAR STEAM GENERATORS.

BUSINESS UNIT INCOME INCREASED $58,220,000 TO $60,932,000, PRIMARILY DUE TO HIGHER VOLUME AND MARGINS FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT. IN ADDITION, THERE WERE HIGHER MARGINS FROM REPLACEMENT NUCLEAR STEAM GENERATORS AND LOWER SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES.

GAIN ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $5,128,000 TO $103,000. THE PRIOR YEAR INCLUDED THE SALE OF A TOOL RENTAL BUSINESS.

GOVERNMENT OPERATIONS
---------------------

REVENUES DECREASED $9,763,000 TO $259,427,000, PRIMARILY DUE TO LOWER REVENUES FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U.S. GOVERNMENT, COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND OTHER GOVERNMENT RELATED OPERATIONS. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM OPERATION AND MANAGEMENT CONTRACTS FOR U.S. GOVERNMENT OWNED FACILITIES.

BUSINESS UNIT INCOME INCREASED $3,755,000 TO $27,526,000, PRIMARILY DUE TO HIGHER VOLUME FROM OPERATION AND MANAGEMENT CONTRACTS FOR U.S. GOVERNMENT OWNED FACILITIES AND HIGHER MARGINS ON NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U.S. GOVERNMENT AND OTHER GOVERNMENT RELATED OPERATIONS. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER VOLUME AND MARGINS FROM COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES.

INCOME FROM INVESTEES INCREASED $2,096,000 TO $3,777,000, PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM A DOMESTIC JOINT VENTURE.

OTHER
-----

REVENUES DECREASED $107,408,000 TO $248,873,000, PRIMARILY DUE TO LOWER REVENUES FROM ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS AND AS A RESULT OF THE DISPOSITION OF NON-CORE BUSINESSES (SHIPYARD AND ORDNANCE OPERATIONS). THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS.

BUSINESS UNIT INCOME (LOSS) INCREASED $25,335,000 FROM A LOSS OF $21,890,000 TO INCOME OF $3,445,000, PRIMARILY DUE TO COST OVERRUNS ON ENGINEERING AND CONSTRUCTION CONTRACTS IN THE PRIOR YEAR. IN ADDITION, THERE WAS HIGHER VOLUME ON AIR COOLED HEAT EXCHANGERS AND LOWER OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. ALSO, THE PRIOR YEAR INCLUDED LOSSES IN NON-CORE BUSINESSES (SHIPYARD AND ORDNANCE OPERATIONS). THESE INCREASES WERE PARTIALLY OFFSET BY HIGHER OPERATING EXPENSES.

GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET INCREASED $32,688,000 FROM A LOSS OF $5,118,000 TO A GAIN OF $27,570,000, PRIMARILY DUE TO THE SALE OF THE COMPANY'S INTEREST IN UNIVERSAL FABRICATORS INCORPORATED.

INCOME FROM INVESTEES DECREASED $830,000 TO $1,793,000, PRIMARILY DUE TO LOWER OPERATING RESULTS FROM A DOMESTIC JOINT VENTURE.

CORPORATE G&A EXPENSE
---------------------

CORPORATE G&A EXPENSE DECREASED $12,482,000 TO $10,604,000, PRIMARILY DUE TO STAFF REDUCTIONS, OTHER ECONOMIC MEASURES, INCREASED BILLING OF COSTS TO INTERNATIONAL AND ITS OTHER SUBSIDIARIES, AND CERTAIN ONE-TIME COSTS INCURRED IN THE PRIOR PERIOD.

OTHER INCOME STATEMENT ITEMS
----------------------------

INTEREST INCOME INCREASED $1,075,000 TO $2,895,000, PRIMARILY DUE TO INCOME IN THE CURRENT YEAR FOR DELINQUENT PAYMENT OF AMOUNTS DUE FROM A JOINT VENTURE.

OTHER-NET EXPENSE INCREASED $1,693,000 TO $5,552,000, PRIMARILY DUE TO EXPENSE IN THE CURRENT YEAR FOR CURTAILMENT OF A FOREIGN PENSION PLAN AND MINORITY SHAREHOLDER PARTICIPATION IN THE IMPROVED RESULTS OF MCDERMOTT ENGINEERS AND CONSTRUCTORS (CANADA) LTD. THESE

INCREASES WERE PARTIALLY OFFSET BY BANK FEES AND DISCOUNTS ON THE SALE OF ACCOUNTS RECEIVABLES IN THE PRIOR YEAR.

THE PROVISION FOR (BENEFIT FROM) INCOME TAXES INCREASED $47,841,000 TO A PROVISION OF $36,781,000 FROM A BENEFIT OF $11,060,000, WHILE INCOME (LOSS) BEFORE THE PROVISION FOR (BENEFIT FROM) INCOME TAXES INCREASED $126,989,000 TO INCOME OF $74,573,000 FROM A LOSS OF $52,416,000. THE INCREASE IN THE PROVISION FOR INCOME TAXES IS PRIMARILY DUE TO THE INCREASE IN INCOME.

BACKLOG
-------
                                                12/31/97           3/31/97
                                               ----------        ----------
                                                      (Unaudited)
                                                      (In thousands)

POWER GENERATION SYSTEMS                       $  1,270,451   $  1,554,125
GOVERNMENT OPERATIONS                               841,454        797,764
OTHER                                               375,654        364,722
ELIMINATIONS                                       (165,255)      (264,158)
--------------------------------------------------------------------------
  TOTAL BACKLOG                                $  2,322,304   $  2,452,453
==========================================================================


IN GENERAL, MCDERMOTT INCORPORATED IS CAPITAL INTENSIVE AND RELIES ON LARGE CONTRACTS FOR A SUBSTANTIAL AMOUNT OF ITS REVENUES.

POWER GENERATION SYSTEMS' FOREIGN MARKETS (EXCLUDING SOUTHEAST ASIA) FOR INDUSTRIAL AND UTILITY BOILERS REMAIN STRONG. THE U.S. MARKETS FOR SERVICE AND REPLACEMENT NUCLEAR STEAM GENERATORS ARE EXPECTED TO REMAIN STRONG AND TO MAKE SIGNIFICANT CONTRIBUTIONS TO OPERATING INCOME INTO THE FORESEEABLE FUTURE. HOWEVER, THE U.S. MARKET FOR INDUSTRIAL AND UTILITY BOILERS REMAINS WEAK.

AT DECEMBER 31, 1997, GOVERNMENT OPERATIONS' BACKLOG WITH THE U.S. GOVERNMENT WAS $825,843,000 (OF WHICH $40,082,000 HAD NOT BEEN FUNDED). THIS BUSINESS UNIT'S BACKLOG IS NOT EXPECTED TO EXPERIENCE ANY SIGNIFICANT GROWTH AS A RESULT OF REDUCTIONS IN THE DEFENSE BUDGET OVER THE PAST SEVERAL YEARS. IT IS EXPECTED TO REMAIN RELATIVELY CONSTANT SINCE B&W IS THE SOLE SOURCE PROVIDER OF NUCLEAR FUEL ASSEMBLIES AND NUCLEAR REACTOR COMPONENTS FOR THE U. S. GOVERNMENT.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

DURING THE NINE MONTHS ENDED DECEMBER 31, 1997, MCDERMOTT INCORPORATED'S CASH AND CASH EQUIVALENTS INCREASED $44,372,000 TO $101,154,000 AND TOTAL DEBT DECREASED $203,834,000 TO $489,345,000 PRIMARILY DUE TO A NET DECREASE IN SHORT-TERM BORROWINGS OF $168,540,000 AND PAYMENT OF LONG-TERM DEBT OF $35,156,000. DURING THIS PERIOD, MCDERMOTT INCORPORATED PROVIDED CASH OF $220,640,000 FROM OPERATING ACTIVITIES; RECEIVED CASH OF $54,298,000 FROM ASSET DISPOSALS AND $2,500,000 FROM THE REDEMPTION OF INTERNATIONAL STOCK; AND USED CASH OF $11,557,000 FOR PURCHASES OF PROPERTY, PLANT AND EQUIPMENT, $9,645,000 FOR CASH DIVIDENDS ON MCDERMOTT INCORPORATED'S PREFERRED STOCKS, AND $4,515,000 FOR THE REDEMPTION OF PREFERRED STOCK.

PURSUANT TO AN AGREEMENT WITH A MAJORITY OF ITS PRINCIPAL INSURERS, MCDERMOTT INCORPORATED NEGOTIATES AND SETTLES PRODUCTS LIABILITY ASBESTOS CLAIMS FROM NON-EMPLOYEES AND BILLS THESE AMOUNTS TO THE APPROPRIATE INSURERS. AS A RESULT OF COLLECTION DELAYS INHERENT IN THIS PROCESS, REIMBURSEMENT IS USUALLY DELAYED FOR THREE MONTHS OR MORE. THE AVERAGE AMOUNT OF THESE CLAIMS (HISTORICAL AVERAGE OF APPROXIMATELY $6,300 PER CLAIM OVER THE LAST THREE YEARS) HAS CONTINUED TO RISE. CLAIMS PAID DURING THE NINE MONTHS ENDED DECEMBER 31, 1997 WERE $145,298,000, OF WHICH $132,614,000 HAS BEEN RECOVERED OR IS DUE FROM INSURERS. AT DECEMBER 31, 1997, RECEIVABLES OF $104,591,000 WERE DUE FROM INSURERS FOR REIMBURSEMENT OF SETTLED CLAIMS. ESTIMATED LIABILITIES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS ARE DERIVED FROM MCDERMOTT INCORPORATED'S CLAIMS HISTORY AND CONSTITUTE MANAGEMENT'S BEST ESTIMATE OF SUCH FUTURE COSTS. SETTLEMENT OF THE LIABILITY IS EXPECTED TO OCCUR OVER APPROXIMATELY THE NEXT 15 YEARS. ESTIMATED INSURANCE RECOVERIES ARE BASED UPON ANALYSIS OF INSURERS PROVIDING COVERAGE OF THE ESTIMATED LIABILITIES. INHERENT IN THE ESTIMATE OF SUCH LIABILITIES AND RECOVERIES ARE EXPECTED TRENDS IN CLAIM SEVERITY AND FREQUENCY AND OTHER FACTORS, INCLUDING RECOVERABILITY FROM INSURERS, WHICH MAY VARY SIGNIFICANTLY AS CLAIMS ARE FILED AND SETTLED. ACCORDINGLY, THE ULTIMATE LOSS MAY DIFFER MATERIALLY FROM AMOUNTS PROVIDED IN THE CONSOLIDATED FINANCIAL STATEMENTS. THE COLLECTION DELAYS, AND THE AMOUNT OF CLAIMS PAID FOR WHICH INSURANCE RECOVERY IS NOT PROBABLE, HAVE NOT HAD A MATERIAL ADVERSE EFFECT UPON MCDERMOTT INCORPORATED'S LIQUIDITY, AND MANAGEMENT BELIEVES, BASED ON INFORMATION CURRENTLY AVAILABLE, THAT THEY WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON LIQUIDITY IN THE FUTURE.

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT DECREASED $5,444,000 TO $11,557,000 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED WITH THE SAME PERIOD IN THE PRIOR YEAR. THE MAJORITY OF EXPENDITURES WERE INCURRED TO MAINTAIN EXISTING FACILITIES.

AT DECEMBER 30 AND MARCH 31, 1997, B&W HAD SOLD, WITH LIMITED RECOURSE, AN UNDIVIDED INTEREST IN A DESIGNATED POOL OF QUALIFIED ACCOUNTS RECEIVABLE OF APPROXIMATELY $99,783,000 AND $93,769,000, RESPECTIVELY, UNDER THE TERMS OF AN
AGREEMENT WITH A U.S. BANK.   THE MAXIMUM SALES LIMIT AVAILABLE UNDER THE
AGREEMENT WAS REDUCED DURING OCTOBER 1997 FROM $125,000,000 TO $100,000,000. DEPENDING ON THE AMOUNT OF QUALIFIED ACCOUNTS RECEIVABLE AVAILABLE FOR THE POOL, THE AMOUNT SOLD TO THE BANK CAN VARY (BUT NOT TO GREATER THAN THE MAXIMUM SALES LIMIT AVAILABLE) FROM TIME TO TIME. THE EXISTING AGREEMENT WILL EXPIRE ON FEBRUARY 28, 1998; HOWEVER, B&W EXPECTS TO NEGOTIATE RENEWAL OF THE AGREEMENT. MCDERMOTT INCORPORATED ACCOUNTS FOR THESE SALES AS SECURED BORROWINGS.

MCDERMOTT INCORPORATED AND A SUBSIDIARY OF INTERNATIONAL, MCDERMOTT INTERNATIONAL INVESTMENTS CO., INC. ("MIICO"), ARE PARTIES TO AN AGREEMENT PURSUANT TO WHICH MCDERMOTT INCORPORATED MAY BORROW UP TO $150,000,000 FROM MIICO AT INTEREST RATES COMPUTED AT THE APPLICABLE FEDERAL RATE DETERMINED BY THE IRS. THERE WERE NO BORROWINGS AGAINST THIS AGREEMENT AT DECEMBER 31 OR MARCH 31, 1997.

AT DECEMBER 31 AND MARCH 31, 1997, MCDERMOTT INCORPORATED HAD AVAILABLE TO IT VARIOUS UNCOMMITTED SHORT-TERM LINES OF CREDIT FROM BANKS TOTALLING $80,564,000 AND $134,695,000, RESPECTIVELY. BORROWINGS BY MCDERMOTT INCORPORATED AGAINST THESE LINES OF CREDIT AT MARCH 31, 1997 WERE $24,555,000. THERE WERE NO BORROWINGS AGAINST THESE LINES AT DECEMBER 31, 1997. IN ADDITION, AT MARCH 31, 1997, THERE WERE BORROWINGS OF $150,000,000 UNDER THE $150,000,000 UNSECURED AND COMMITTED REVOLVING CREDIT FACILITY OF B&W (THE "B&W REVOLVER"). DURING MAY AND JUNE 1997, B&W REPAID ALL AMOUNTS OUTSTANDING UNDER THE B&W REVOLVER PRIMARILY WITH THE PROCEEDS OF A LOAN OF $115,000,000 FROM MIICO TO MCDERMOTT INCORPORATED DURING MAY 1997. THERE WERE NO BORROWINGS AGAINST THIS FACILITY AT DECEMBER 31, 1997.

MCDERMOTT INCORPORATED IS RESTRICTED, AS A RESULT OF COVENANTS IN CERTAIN AGREEMENTS, IN ITS ABILITY TO TRANSFER FUNDS TO INTERNATIONAL AND ITS SUBSIDIARIES THROUGH CASH DIVIDENDS OR THROUGH

UNSECURED LOANS OR INVESTMENTS. AT DECEMBER 31, 1997, SUBSTANTIALLY ALL OF THE NET ASSETS OF MCDERMOTT INCORPORATED WERE SUBJECT TO SUCH RESTRICTIONS. THE MOST RESTRICTIVE OF THESE COVENANTS WITH RESPECT TO THE PAYMENT OF DIVIDENDS BY MCDERMOTT INCORPORATED WOULD PROHIBIT THE PAYMENT OF DIVIDENDS OTHER THAN CURRENT DIVIDENDS ON EXISTING PREFERRED STOCK.

WORKING CAPITAL INCREASED $22,371,000 TO $93,655,000 AT DECEMBER 31, 1997. DURING THE REMAINDER OF FISCAL YEAR 1998, MCDERMOTT INCORPORATED EXPECTS TO OBTAIN FUNDS TO MEET CAPITAL EXPENDITURE, WORKING CAPITAL AND DEBT MATURITY REQUIREMENTS FROM OPERATING ACTIVITIES AND ADDITIONAL BORROWINGS. LEASING AGREEMENTS FOR EQUIPMENT, WHICH ARE SHORT-TERM IN NATURE, ARE NOT EXPECTED TO IMPACT MCDERMOTT INCORPORATED'S LIQUIDITY NOR CAPITAL RESOURCES.

MCDERMOTT INCORPORATED'S QUARTERLY DIVIDENDS OF $0.55 PER SHARE ON THE SERIES A $2.20 CUMULATIVE CONVERTIBLE PREFERRED STOCK AND $0.65 PER SHARE ON THE SERIES B $2.60 CUMULATIVE PREFERRED STOCK WERE THE SAME IN DECEMBER 1997 AND 1996.

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

NEW ACCOUNTING STANDARDS
------------------------

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

ALSO IN JUNE 1997, THE FASB ISSUED SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," WHICH IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS NO. 131 REQUIRES THAT CERTAIN FINANCIAL INFORMATION BE REPORTED ON THE BASIS THAT IT IS REPORTED INTERNALLY FOR EVALUATING SEGMENT PERFORMANCE AND DECIDING HOW TO ALLOCATE RESOURCES TO SEGMENTS. MCDERMOTT INCORPORATED ANTICIPATES ADOPTING THIS STANDARD DURING THE LAST QUARTER OF FISCAL YEAR 1998. BECAUSE THIS STATEMENT ADDRESSES HOW SUPPLEMENTAL FINANCIAL INFORMATION IS DISCLOSED IN ANNUAL AND INTERIM REPORTS, THE ADOPTION WILL HAVE NO MATERIAL IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS.

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

                             MCDERMOTT INCORPORATED

                               OTHER INFORMATION
                               -------------------


NO INFORMATION IS APPLICABLE TO PART II FOR THE CURRENT QUARTER, EXCEPT AS NOTED
BELOW:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  REPORTS ON FORM 8-K

           THERE WERE NO CURRENT REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1997.


SIGNATURES

                                  SIGNATURES
                                  ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                   MCDERMOTT INCORPORATED




FEBRUARY 10, 1998        BY:/S/DANIEL R. GAUBERT
                            ----------------------------
                            DANIEL R. GAUBERT
                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                            AND DULY AUTHORIZED REPRESENTATIVE)

                                 EXHIBIT INDEX




Exhibit     DESCRIPTION
-------     -----------


 27         FINANCIAL DATA SCHEDULE