Form 10-K405
period 1998-03-31
MCDERMOTT INC
filed 1998-06-17
CIK 225615

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number. 1-4095

                            McDERMOTT INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   74-1032246
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1450 Poydras Street, New Orleans, Louisiana            70112-6050
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

None of the Common Stock, voting or non-voting, of the registrant is held by non-affiliates of the registrant.

3,000 shares of voting of Common Stock, par value $1 per share, and 600 shares of non-voting Common Stock, par value $1 per share, were outstanding as of May 14, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities and Exchange Act of 1934 in connection with action to be taken by the Company without a meeting of stockholders on August 11, 1998 is incorporated by reference into
Part III of this report.

                  M c D E R M O T T  I N C O R P O R A T E D
                          I N D E X - F O R M 10 - K

                                                                           PAGE

                                    PART I
Items 1. &  2. BUSINESS AND PROPERTIES

   A. General                                                                1
   B. Power Generation Systems
         General                                                             4
         Foreign Operations                                                  4
         Raw Materials                                                       5
         Customers and Competition                                           5
         Backlog                                                             5
         Factors Affecting Demand                                            6
   C. Government Operations
         General                                                             7
         Raw Materials                                                       7
         Customers and Competition                                           7
         Backlog                                                             7
         Factors Affecting Demand                                            8
   D. Engineering and Construction Operations
         General                                                             8
         Foreign Operations                                                  8
         Raw Materials                                                       9
         Customers and Competition                                           9
         Backlog                                                             9
         Factors Affecting Demand                                            9
   E. Other Operations
         General                                                            10
         Raw Materials                                                      10
         Customers and Competition                                          10
         Backlog                                                            10
         Factors Affecting Demand                                           11
   F. Patents and Licenses                                                  11
   G. Research and Development Activities                                   11
   H. Insurance                                                             11
   I. Employees                                                             13
   J. Environmental Regulations and Matters                                 13
   K. Transactions with Related Parties                                     15

Item 3. LEGAL PROCEEDINGS                                                   15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

                        I N D E X  --  F O R M  1 0 - K

                                                                           PAGE

                                    PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS                                         18

Item 6. SELECTED FINANCIAL DATA                                             19

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        General                                                             20
        Fiscal Year 1998 vs. Fiscal Year 1997                               21
        Fiscal Year 1997 vs. Fiscal Year 1996                               24
        Effects of Inflation and Changing Prices                            26
        Liquidity and Capital Resources                                     26
        Impact of the Year 2000                                             29
        New Accounting Standard                                             30

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA

        Report of Independent Auditors                                      31
        Consolidated Balance Sheet - March 31, 1998 and 1997                32
        Consolidated Statement of Income (Loss) for the Three Fiscal
        Years ended March 31, 1998                                          34
        Consolidated Statement of Stockholder's Equity for the
        Three Fiscal Years ended March 31,1998                              35
        Consolidated Statement of Cash Flows for the Three Fiscal
        Years ended March 31, 1998                                          36
        Notes to Consolidated Financial Statements                          38

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                                 70

                        I N D E X  -   F O R M  1 0 - K

                                                                           PAGE

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 71

Item 11. EXECUTIVE COMPENSATION                                             71

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                     71

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     71


                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K                                                       72

Signatures                                                                 74

Exhibit 21 - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT                    76

Exhibit 23 - CONSENT OF INDEPENDENT AUDITORS                               77

Exhibit 27 - FINANCIAL DATA SCHEDULE                                       78

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

Unless the context otherwise requires, hereinafter "International" means McDermott International, Inc., a Panama corporation; "JRM" means J. Ray McDermott, S.A., a Panama corporation, a majority owned subsidiary of International, and its consolidated subsidiaries; and "McDermott International" means the consolidated enterprise.

McDermott Incorporated operates in three business segments:

 . Power Generation Systems includes the results of the operations of the Babcock & Wilcox Power Generation Group, which provide services, equipment and systems to generate steam and electric power at energy facilities worldwide.

 .  Government Operations includes the results of the operations of BWX
   Technologies, Inc. and B&W Services, Inc., formerly, the Babcock & Wilcox Government Group, which supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Navy, various other equipment and services to the U.S. Government and manages various U.S. Government owned facilities.

 . Engineering and Construction Operations includes the results of the operations of McDermott Engineers & Constructors (Canada) Ltd. which provides services including project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance.

Other Operations includes the results of small operations not included above.

The business of the Power Generation Systems and Government Operations segments are conducted primarily through a subsidiary of McDermott Incorporated, Babcock & Wilcox Investment Company, the principal subsidiary of which is The Babcock & Wilcox Company. Unless the context otherwise requires, hereinafter "B&W" means Babcock & Wilcox Investment Company and its consolidated subsidiaries, including The Babcock & Wilcox Company.

McDermott Incorporated has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

The following tables show revenues and operating income (loss) of McDermott Incorporated for the three fiscal years ended March 31, 1998. See Note 15 to the consolidated financial statements for additional information with respect to McDermott Incorporated's business segments and operations in different geographic areas.


                                    REVENUES
                             (Dollars in Millions)

                                             FOR FISCAL YEARS ENDED MARCH 31,
                                        1998              1997               1996
                                  ----------------   ---------------   ----------------
Power Generation Systems          $1,142.7    62%     $985.1    55%    $1,144.8    57%
Government Operations                370.5    20%      373.1    21%       369.7    18%
Engineering and Construction
 Operations                          198.7    11%      270.0    15%       353.1    17%
Other Operations                     139.7     8%      188.9    10%       184.5     9%
Eliminations                          (8.9)   (1%)     (20.8)   (1%)      (24.1)   (1%)
---------------------------------------------------------------------------------------

Total Revenues                    $1,842.7   100%   $1,796.3   100%    $2,028.0   100%
=======================================================================================

                            OPERATING INCOME (LOSS)
                             (Dollars in Millions)

                                        FOR FISCAL YEARS ENDED MARCH 31,
                                          1998         1997        1996
                                       ----------   ----------   ---------
Segment Operating Income (Loss):
 Power Generation Systems                $  84.5      $ (33.9)     $ 22.2
 Government Operations                      35.8         32.5        25.9
 Engineering and Construction
   Operations                               (0.5)       (13.3)      (19.9)
 Other Operations                            7.1        (16.8)       (8.7)
--------------------------------------------------------------------------

   Total                                 $ 126.9      $ (31.5)     $ 19.5
--------------------------------------------------------------------------

Gain (Loss) on Asset Disposals
   and Impairments - Net:
 Power Generation Systems                $  (6.1)     $ (18.9)     $  4.3
 Government Operations                        .5           .4          .3
 Engineering and Construction
   Operations                               (8.1)         1.1        (0.3)
 Other Operations                           35.6         (1.4)        3.3
--------------------------------------------------------------------------

   Total                                 $  21.9      $ (18.8)     $  7.6
--------------------------------------------------------------------------

Income (loss) from Investees:
 Power Generation Systems                $   3.1      $    .6      $ 31.2
 Government Operations                       4.3          3.6         2.3
 Engineering and Construction
   Operations                                 .3         (0.9)         .2
 Other Operations                            1.6          3.7         2.6
--------------------------------------------------------------------------

   Total                                 $   9.3      $   7.0      $ 36.3
--------------------------------------------------------------------------

Segment Income (Loss):
 Power Generation Systems                $  81.5      $ (52.2)     $ 57.7
 Government Operations                      40.6         36.5        28.5
 Engineering and Construction
   Operations                               (8.3)       (13.1)      (20.0)
 Other Operations                           44.3        (14.5)       (2.8)
--------------------------------------------------------------------------

Total Segment Income (Loss)                158.1        (43.3)       63.4
--------------------------------------------------------------------------

Other Unallocated Items                     (9.1)       (58.3)      (29.4)
General Corporate Expenses - Net           (15.0)       (21.0)      (23.2)
--------------------------------------------------------------------------

Total Operating Income (Loss)            $ 134.0      $(122.6)     $ 10.8
==========================================================================

B.  POWER GENERATION SYSTEMS

GENERAL
-------

The Power Generation Systems segment supplies engineered-to-order services, products and systems for energy conversion worldwide, which includes the manufacturing of heavy pressure equipment, including boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass, and other fuels; and related industrial equipment, such as burners, pulverizer mills, soot blowers
and ash handlers.   The Power Generation Systems segment also fabricates steam generators for nuclear power plants and designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization; modules for selective catalytic reduction of the oxides of nitrogen; and electrostatic precipitators and similar devices.

The Power Generation Systems segment supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineered upgrades, construction, maintenance, and field technical services such as condition assessment. It also provides inventory services to help customers respond quickly to plant interruptions and to construction crews to maintain and repair operating equipment. The segment also provides power through cogeneration, refuse-fueled power plants, and other independent power producing facilities. It participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor, and through ownership interests.

The principal manufacturing plants of this segment, which are owned by B&W, are located at West Point, Mississippi; Paris, Texas; Lancaster, Ohio; and Cambridge, Ontario, Canada. After extensive study, B&W has elected to close its Paris, Texas plant. The closure is expected to be completed by late summer 1998. This segment also operates independent power facilities located in Ebensburg, Pennsylvania and Sunnyside, Utah. All of these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS
------------------

The amounts of Power Generation Systems' revenues, net of intersegment revenues, and segment income (loss) derived from operations located outside of the United States, and the approximate percentages to McDermott Incorporated's total revenues, follow:

                      REVENUES         SEGMENT INCOME (LOSS)
FISCAL YEAR       AMOUNT    PERCENT            AMOUNT

                            (Dollars in Thousands)

      1998       $200,332        11%         $ 23,343
      1997        298,852        17%          (32,022)
      1996        559,549        28%           36,908

Products for international installation are engineered and built in B&W's United States and Canadian facilities.

RAW MATERIALS
-------------

The principal raw materials used by this segment to construct power generation systems and equipment consist of carbon and alloy steels in various forms, such as plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes. Significant amounts of components and accessories are also purchased for assembly into the supplied systems and equipment. These raw materials and components generally are purchased as needed for individual contracts. Although shortages of certain of these raw materials have existed from time to time, no serious shortage exists at the present time. This segment is not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION
-------------------------

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers); the pulp and paper industry; process industries such as petrochemical plants, oil refineries and steel mills; and other steam-using industries and institutions. The electric power generation industry accounted for approximately 47%, 39% and 36% of McDermott Incorporated's total revenues for fiscal years 1998, 1997 and 1996, respectively.

Customers normally purchase services, equipment or systems from the Power Generation Systems segment after an extensive evaluation process based on competitive bids. Proposals are submitted based on the estimated cost of each job.

Within the United States, a number of domestic and foreign-based companies specializing in steam generating systems, equipment and services compete with the Power Generation Systems segment. Examples include ABB Asea Brown Boveri, Ltd., Ahlstrom Corporation, DB Riley, Inc., Foster Wheeler Corporation, Kvaerner ASA, and other companies. In international markets, this segment competes against these companies, plus additional foreign-based companies. A number of additional companies compete in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

BACKLOG
-------

Backlog as of March 31, 1998 and 1997 for the Power Generation Systems segment was $1,071,094,000 and $1,495,787,000, or approximately 50% and 61%, respectively, of McDermott Incorporated's backlog. Backlog decreased primarily as a result of delays and cancellations of power projects in Southeast Asia due to the current Asian economic crisis and management's focus on higher margin projects. Of the March 31, 1998 backlog, management expects that approximately $704,698,000 will be recognized in revenues in fiscal year 1999, $170,447,000 in fiscal year 2000 and $195,949,000 thereafter, of which approximately 70% will be recognized in fiscal years 2001 through 2003.

During fiscal year 1998, the Power Generation Systems segment received contract awards valued at $710,732,000. This included two contracts with a combined value of $53,000,000 for cyclones (a type of boiler that burns crushed fuel) at Commonwealth Edison's State Line and Kincaid Stations. B&W is the only company to successfully fabricate and put into service these products for utility boilers in the United States. This segment also received a $35,000,000 contract for the design and manufacture of components for eight steam generators to be installed at the Qinshan nuclear project in China; a contract valued at $33,000,000 to upgrade two plants for American Electric Power; and a contract valued at $23,300,000 to convert an idle ABB-CE recovery boiler at Bowater, Inc.'s Calhoun, Tennessee newsprint facility to a bubbling fluid bed boiler.

If in management's judgment it becomes doubtful whether contracts will proceed, the backlog is adjusted accordingly. If contracts are deferred or cancelled, the Power Generation Systems segment is usually entitled to a financial settlement related to the individual circumstances of the contract. Operations and maintenance contracts, which are performed over an extended period, are included in backlog based upon an estimate of the revenues from these contracts.

The Power Generation Systems segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND
------------------------

Electric utilities in parts of Asia and the Middle East are current purchasers of new baseload generating units and environmental control systems, due to the growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. The currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment is also expected to be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Electrical consumption has grown moderately in the United States in recent years and competition within the electric power industry in the United States has intensified. The Energy Policy Act of 1992 deregulated the electric power generation industry by allowing independent power producers access to the electric utilities' transmission and distribution systems. Several states have changed their laws to encourage competition among generators of electricity.
The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric power companies to defer ordering new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

Substantially all the customers of the Power Generation Systems segment are affected by environmental regulations of the countries in which their facilities are located. In the United States, the Clean Air Act requires many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer refurbishments of existing plants. The same requirements have caused other customers to purchase environmental control equipment from this segment. Future changes in environmental regulations will continue to affect demand for this segment's products and services.

The systems, products and services of the Power Generation Systems segment are capital intensive. As such, demand for the company's products is heavily affected by the variations in the business cycles of our customers and by the overall economies of their countries. Availability of funds for project financing, investment and maintenance at this segment's customers varies with the conditions of their domestic businesses.

C. GOVERNMENT OPERATIONS

GENERAL
-------

The Government Operations segment provides nuclear fuel assemblies and nuclear reactor components to the U.S. Navy for the Naval Reactors Program. This activity has made contributions to operating income of McDermott Incorporated in all three fiscal years and management expects it to do so in the foreseeable future. This segment, in addition to its Naval Reactors Program business, supplies other equipment and services to the U.S. Government and is proceeding with new Government projects and exploring new programs which require the
technological capabilities it developed as a Government contractor.   Examples
of these markets include environmental restoration services and the management of government-owned facilities, primarily within the United States Department of Energy's ("DOE") nuclear weapons complex.

The principal plants of this segment are located in Lynchburg, Virginia and Barberton, Ohio.

RAW MATERIALS
-------------

This segment is not sole source dependent for any significant raw materials except for uranium, which is furnished and owned by the U.S. Government and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION
-------------------------

This segment is the sole supplier to the U.S. Navy of all major nuclear steam system equipment and all nuclear fuel assemblies and reactor components for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues. This segment is involved along with other companies in the operation of the Idaho National Engineering and Environmental Laboratory located near Idaho Falls, Idaho; the Rocky Flats Environmental Technology Site located near Boulder, Colorado; the Savannah River Site located in Aiken, South Carolina, and the Hanford Site located in Richland, Washington. During fiscal year 1998, the Government Operations segment received a contract from the DOE as the prime contractor to manage the environmental remediation and site transition project at the DOE's Mound site in Miamisburg, Ohio. A B&W subsidiary, Babcock & Wilcox of Ohio, Inc., began performance under the several hundred million dollar multi-year contract in October 1997, which contract is subject to annual funding. For fiscal years 1998, 1997 and 1996, the U.S. Government accounted for approximately 19% of McDermott Incorporated's total revenues, including 15%, 17% and 16%, respectively, related to nuclear fuel assemblies and reactor components for the U.S. Navy.

BACKLOG
-------

Backlog as of March 31, 1998 and 1997 for the Government Operations segment was $810,230,000 and $791,981,000, or approximately 38% and 32%, respectively, of McDermott Incorporated's backlog. Of the March 31, 1998 backlog, management expects that approximately $309,251,000 will be recognized in revenues in fiscal year 1999, $215,841,000 in fiscal year 2000 and $285,138,000 thereafter, of which approximately 91% will be recognized in fiscal years 2001 through 2003.
At March 31, 1998, this segment's backlog with the U. S. Government was $799,967,000 (of which $40,376,000 had not yet been funded), or approximately 37% of McDermott Incorporated's total backlog. The March 31,1998 U.S. Government backlog includes only the current year funding for the DOE Mound site in Miamisburg, Ohio. During fiscal year 1998, this segment was awarded approximately $250,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design.

FACTORS AFFECTING DEMAND
------------------------

The systems, products and services of the Government Operations segment are generally capital intensive. This segment may be impacted by U. S. Government budget restraints.

Even with the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has continued to comprise a substantial portion of this segment's backlog. Management expects orders for U.S. Navy nuclear fuel assemblies and nuclear reactor components to continue to be a significant part of backlog since this segment is the sole source provider of these nuclear fuel assemblies and nuclear reactor components.

D. ENGINEERING AND CONSTRUCTION OPERATIONS

GENERAL
-------

The business activities of Engineering and Construction Operations segment are conducted through McDermott Engineers & Constructors (Canada), Ltd.

McDermott Engineers and Constructors (Canada), Ltd., which is located in Calgary, Alberta, Canada, provides services including project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance.

FOREIGN OPERATIONS
------------------

The amount of Engineering and Construction Operations' revenues, net of intersegment revenues, and segment operating loss derived from operations located outside of the United States, and the approximate percentages to McDermott Incorporated's total revenues, follow:


                      REVENUES             SEGMENT LOSS
FISCAL YEAR       AMOUNT    PERCENT            AMOUNT

                            (Dollars in Thousands)

      1998       $192,725        10%       $ (9,101)
      1997        260,399        14%        (13,982)
      1996        323,391        16%        (16,408)

RAW MATERIALS
-------------

The principal raw materials used by Engineering and Construction Operations are purchased directly for its customers.

CUSTOMERS AND COMPETITION
-------------------------

The principal customers of Engineering and Construction Operations include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing industries in Canada, the United Kingdom and the Middle East.

The majority of Engineering and Construction Operations' contracts are awarded in a competitive market in which both price and quality are considerations.

BACKLOG
-------

As of March 31, 1998 and 1997, the Engineering and Construction Operations' backlog amounted to $200,652,000 and $104,617,000, or approximately 9% and 4%, respectively, of McDermott Incorporated's total backlog. Of the March 31, 1998 backlog, management expects that approximately $169,707,000 will be recognized in revenues in fiscal year 1999, $25,545,000 in fiscal year 2000 and $5,400,000 thereafter.

During fiscal year 1998, Engineering and Construction Operations received a contract award for Novagas Canada Limited, valued at $49,000,000, to engineer and construct a natural gas treatment plant in northwestern British Columbia, Canada.

FACTORS AFFECTING DEMAND
------------------------

The services provided by Engineering and Construction Operations are somewhat capital intensive and the demand for its services are affected by variations in the business cycles (which are affected by the price of oil) in the customers' industries and economies in both Canada and the United Kingdom. Availability of funds for investment and maintenance at various customers' facilities varies partly due to seasonal plant outages and the economic condition of regional businesses.

E. OTHER OPERATIONS

GENERAL
-------

Other Operations includes the results of Hudson Products Corporation and McDermott Technology, Inc., formerly B&W's Research & Development Division and Contract Research Division and other small businesses. The business activities of Other Operations are primarily conducted through Hudson Products Corporation and McDermott Technology, Inc.

Hudson Products Corporation products include air-cooled heat exchangers, combination water and air-cooled systems, air-cooled vacuum steam condensers, fiber-glass reinforced axial flow fans for air-cooled heat exchangers and wet cooling towers and fan control systems. McDermott Technology, Inc.'s Research & Development Division performs research activities for internal operating segments of McDermott International, while its Contract Research Division markets, negotiates and administers contracts that leverage company research and development technology needs with external funds.

The principal plant of Hudson Products Corporation is located in Beasley, Texas. This plant is well maintained, has suitable equipment and is of adequate size. McDermott Technology, Inc's research and development facilities are located in Alliance, Ohio and Lynchburg, Virginia.

RAW MATERIALS
-------------

The principal raw materials used by Other Operations consist of carbon and alloy steels in various forms, such as plates, bars, sheets, and pipes, and aluminum pipes, aluminum strips, fiberglass cloth and epoxy resins. The majority of raw materials and components are purchased as needed for individual contracts. Additional quantities of raw material are carried as base stock for jobs
requiring quick turnaround.   Although extended lead time of certain raw
materials have existed from time to time, no serious shortage exists at the present, nor does management expect any shortage in the foreseeable future. Other Operations are not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION
-------------------------

The principal customers of Other Operations include petrochemical and chemical processing and electric power generation industries, state and federal government agencies and non-profit utility groups.

Equipment orders for items such as air-cooled heat exchangers are customarily awarded after competitive bids have been submitted as proposals to customers based on the estimated cost of each job. In both the U.S. and international markets, a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment compete with this segment.

BACKLOG
-------

As of March 31, 1998 and 1997, the Other Operations' backlog amounted to $61,171,000 and $60,068,000, respectively, or approximately 3% of McDermott Incorporated's total backlog. Of the March 31, 1998 backlog, management expects that approximately $59,424,000 will be recognized in revenues in fiscal year 1999 and $1,747,000 thereafter.

During fiscal year 1998, Other Operations received a contract award valued at $12,717,000 to supply 113 air-cooled heat exchanger units to TransCanada Pipelines.

FACTORS AFFECTING DEMAND
------------------------

The equipment and services provided by Other Operations are somewhat capital intensive and the demand for its equipment and services are affected by variations in the business cycles (which are affected by the price of oil) in the customers industries and the overall United States economy. Other Operations is also effected by legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns. Availability of funds for investment and maintenance at various customers' facilities varies with the economic conditions of these businesses.

F.  PATENTS AND LICENSES

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

G.  RESEARCH AND DEVELOPMENT

McDermott Incorporated conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1998, 1997 and 1996, approximately $35,574,000, $49,012,000, and $66,597,000, respectively, was spent by McDermott Incorporated on research and development activities, of which approximately $22,803,000, $34,170,000, and $45,106,000, respectively, was paid for by customers of McDermott Incorporated. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. McDermott Incorporated's multi-million dollar clean environment development facility in Alliance, Ohio was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 160 employees were engaged full time in research and development activities at March 31, 1998.

H.  INSURANCE

McDermott Incorporated maintains liability and property insurance against such risk and in such amounts it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which McDermott Incorporated considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, McDermott Incorporated endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which McDermott Incorporated may be subject.

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

Although McDermott Incorporated does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for three of its four facilities which are licensed to possess special nuclear materials. The fourth facility operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at McDermott Incorporated's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the four facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to Indemnity Agreements entered into with the U.S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the U.S. Government has assumed the risks of public liability claims.

The insurance coverage of McDermott Incorporated for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has agreements with the majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage.
Pursuant to those agreements, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from McDermott Incorporated's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Note 11 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

I.  EMPLOYEES

At March 31, 1998, McDermott Incorporated employed, under its direct supervision, approximately 12,900 persons compared with 12,600 at March 31, 1997. Approximately 5,700 employees were members of labor unions at March 31, 1998 as compared with approximately 5,200 at March 31, 1997. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, six union contracts covering approximately 1,800 B&W hourly workers will expire. Five of these contracts have been successfully renegotiated. B&W expects to renew the remaining contract without incident. McDermott Incorporated considers its relationships with its employees to be satisfactory.

J.  ENVIRONMENTAL REGULATIONS AND MATTERS

McDermott Incorporated is subject to the existing and evolving legal and regulatory standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. McDermott Incorporated's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. McDermott Incorporated believes that its facilities are in substantial compliance with current regulatory standards.

McDermott Incorporated's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $351,000 in fiscal year 1998, and management expects to spend another $2,580,000 on such capital expenditures over the next five years. Management cannot predict all of the environmental requirements or circumstances which will exist in the future but anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $7,530,000 in fiscal year 1998.

McDermott Incorporated has been identified as a potentially responsible party at various cleanup sites under CERCLA. McDermott Incorporated has not been
determined to be a major contributor of wastes to these sites.   However, each
potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott Incorporated's share of the ultimate liability for the various sites is not expected to have a material adverse effect on McDermott Incorporated's consolidated financial position, results of operations or liquidity in any given year.

Remediation projects have been or may be undertaken at certain of McDermott Incorporated's current and former plant sites, and, during fiscal year 1995, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. In fiscal year 1997, B&W was notified by the NRC that the Apollo plant site had been released for unrestricted use. The Apollo plant site is the first major nuclear fuel facility in the U.S. to achieve "green-field" status after remediation, and will now be removed from the NRC's Site Decommissioning Management Plan. The nuclear license for the plant was terminated.

During fiscal year 1995, management decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning, and the closing of these facilities was recognized.
Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. During fiscal year 1998, these facilities were transferred to B&W's subsidiary, BWX Technologies, Inc. ("BWXT"). BWXT expects to reach an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination by 2002. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1998 and 1997, McDermott Incorporated had total environmental reserves (including provision for the facilities discussed above) of $44,675,000 and $30,949,000, of which $8,446,000 and $10,352,000, respectively, were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liabilities recoverable at March 31, 1998. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs, and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised The Babcock & Wilcox Company that it would seek monetary sanctions, and remedial and monitoring relief, related to the Parks Facilities. The relief sought related to potential groundwater contamination of the previous operations of the facilities. These facilities are now a part of BWXT. PADEP has advised BWXT that it does not intend to assess any monetary sanctions provided that BWXT continues its remediation program of the Parks Facilities.

McDermott Incorporated performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

Decommissioning regulations promulgated by the NRC require BWXT to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. BWXT will continue to provide financial assurance of $20,439,000 during fiscal year 1999 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government (DOE).

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor does management expect it to have, a material adverse effect upon McDermott Incorporated's consolidated financial position or results of operations.

K.  TRANSACTIONS WITH RELATED PARTIES

McDermott Incorporated has material transactions occurring during the normal course of operations, including the performance of certain general and administrative services, with International and other affiliated companies. McDermott Incorporated has also entered into various financial agreements with International and its subsidiaries, including a Stock Purchase and Sale Agreement. (See Note 5 to the consolidated financial statements.)

While McDermott Incorporated's employee liability, comprehensive, general liability, property, and other insurance programs are placed through commercial insurance carriers, substantially all of such employee liability exposure is reinsured, and significant deductibles under McDermott Incorporated's other insurance programs are insured, by wholly owned insurance subsidiaries of McDermott International. The premiums charged by such insurance companies of McDermott International for such insurance are based upon the claims experience and forecasted activities of McDermott Incorporated and its subsidiaries. Management believes this approach is more cost effective as there is generally no commercial market for insurance on the same economic terms for these types of exposure.

ITEM 3. LEGAL PROCEEDINGS

In March 1997, International and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of International and JRM and others. The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, International and JRM notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of International's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of International or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and on December 19, 1997, JRM's partner in the joint venture, Heerema Offshore Construction Group, Inc. ("Heerema"), acquired JRM's interest in exchange for $318,500,000 in cash and title to several pieces of equipment, including launch barges and the derrick barge 101, a 3,500 ton lift capacity semi-submersible derrick barge. On December 21, 1997, HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither International, JRM nor any of their officers, directors or employees was a party to those proceedings.

International and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc. in January 1995, McDermott Incorporated no longer participates in the heavy-lift barge service business nor the marine construction business, which is the subject of this investigation.

International and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. International and JRM are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually, and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against McDermott Incorporated, International, JRM, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above referenced lawsuit, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on McDermott Incorporated's consolidated financial position and results of operations.

In addition to the foregoing, McDermott Incorporated and certain of its officers, directors and subsidiaries are defendants in numerous other legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon McDermott Incorporated's consolidated financial position or results of operations.

See Item 1H and Note 11 to the consolidated financial statements regarding McDermott Incorporated's potential liability for non-employee products liability asbestos claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

All of McDermott Incorporated's outstanding Common Stock is owned by McDermott International and, consequently, there is no market for McDermott Incorporated's Common Stock. For restrictions on McDermott Incorporated's present or future ability to pay dividends, see Item 7 Liquidity and Capital Resources and Note 6 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                       FOR THE FISCAL YEARS ENDED MARCH 31,
                           1998         1997          1996          1995          1994
                        ----------   -----------   -----------   -----------   -----------
                                                  (In thousands)
Revenues                $1,842,659   $1,796,257    $2,027,975    $2,222,390    $2,243,366
Income (Loss) before
 Cumulative Effect
 of Accounting
 Changes                $   40,390   $ (174,805)   $  (27,143)   $  (73,880)   $  (26,316)
Net Income (Loss)       $   40,390   $ (174,805)   $  (27,143)   $  (74,392)   $ (127,066)
Total Assets            $2,862,818   $3,137,170    $3,019,780    $3,386,429    $3,500,726
Long-Term Debt          $  352,360   $  379,487    $  423,882    $  423,150    $  584,532
Redeemable
 Preferred Stocks          155,358      170,983       173,301       179,251       196,672
                        ----------   ----------    ----------    ----------    ----------
        Total           $  507,718   $  550,470    $  597,183    $  602,401    $  781,204

See Note 16 to the consolidated financial statements for significant items included in fiscal year 1998 and 1997 results. Fiscal year 1996 results include an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts, a favorable workers' compensation cost adjustment of $5,746,000, and a write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. Fiscal year 1995 results include a $46,489,000 charge for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, a $14,478,000 charge for the reduction of estimated products liability asbestos claims recoveries from insurers and a $26,300,000 benefit for a reduction in accrued interest expense due to the settlement of outstanding tax issues.

Fiscal year 1995 includes the sale of a portion of McDermott Incorporated's marine construction services business to International and the cumulative effect of the adoption of Statement of Accounting Standards ("SFAS") No. 112. Fiscal year 1994 includes the cumulative effect of the adoption of Emerging Issues Task Force Issue No. 93-5. See Note 11 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims and the results of the ongoing investigation by International, JRM and the U.S. Department of Justice into possible anti-competitive practices by International and JRM, and a related lawsuit filed in federal court in June 1998.

All of the Common Stock of McDermott Incorporated is owned by McDermott International and, therefore, no per share data is shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a
regulated to a competitive environment.   However, demand for services and
replacement nuclear steam generators to the domestic utility industry continue at significant levels. In addition, most foreign markets for industrial and utility boilers remain strong. However, the currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment is also expected to be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Revenues of the Government Operations segment are largely a function of capital spending by the U. S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management does expect the segment to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components to the U. S. Government.

In general, McDermott Incorporated's Power Generation Systems and Government Operations segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Revenues of the Engineering and Construction Operations segment are somewhat capital intensive and the demand for its services are affected by variations in the business cycles in the customers' industries and economies in both Canada and the United Kingdom.

Revenues of Other Operations are somewhat capital intensive and the demand for its equipment and services are affected by variations in the business cycles in the customers' industries and the overall United States economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U. S. Government funding patterns.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: the deregulation of the U.S. energy market; governmental regulation and the continued funding of McDermott Incorporated's contracts with U.S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of McDermott Incorporated's businesses; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by International and JRM and the U.S. Department of Justice into possible anti-competitive practices by International and JRM, and a related lawsuit filed in federal court in June 1998.

During fiscal years 1998 and 1997, McDermott Incorporated's Canadian operations contributed $406,920,000 and $515,389,000 to total revenues and $6,144,000 and ($31,405,000) to operating income (loss), respectively. These results reflect activity on contracts performed at B&W's Cambridge, Ontario location, principally for the supply of replacement recirculating steam generators to domestic and foreign utilities and work for government owned utilities located in the Middle and Far East.

FISCAL YEAR 1998 VS. FISCAL YEAR 1997

Power Generation Systems
------------------------

Revenues increased $157,656,000 to $1,142,721,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment and engineering, procurement and construction of cogeneration plants. These increases were partially offset by lower revenues from replacement nuclear steam generators.

Segment operating income (loss) increased $118,392,000 from a loss of $33,930,000 to income of $84,462,000, primarily due to higher volume and margins from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment and engineering, procurement and construction of cogeneration plants. In addition, there were higher margins from replacement nuclear steam generators and replacement parts and lower selling and general and administrative expenses.

Loss on asset disposals and impairments - net decreased $12,821,000 to $6,079,000, primarily due to the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility in the prior year.

Income from investees increased $2,513,000 to $3,150,000. This represents the results of approximately six joint ventures. The increase was primarily due to a provision for a loss on a Canadian joint venture in the prior year. This increase was partially offset by a favorable termination agreement of a domestic joint venture in the prior year.

Backlog for the Power Generation Systems segment at March 31, 1998 and 1997 was $1,071,094,000 and $1,495,787,000, respectively. Backlog decreased primarily as a result of delays and cancellations of power projects in Southeast Asia due to the current Asian economic crisis and management's focus on higher margin projects.

Government Operations
---------------------

Revenues decreased $2,532,000 to $370,519,000, primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government, commercial nuclear environmental services and other government related operations. These decreases were partially offset by higher revenues from management and operation contracts for U.S. Government owned facilities.

Segment operating income increased $3,358,000 to $35,816,000, primarily due to higher volume from management and operation contracts for U.S. Government owned facilities and higher margins from nuclear fuel assemblies and reactor components for the U.S. Government and other government related operations. These increases were partially offset by lower volume and margins from commercial nuclear environmental services and higher operating expenses.

Backlog for the Government Operations segment at March 31, 1998 and 1997 was $810,230,000 and $791,981,000, respectively. At March 31, 1998, this segment's backlog with the U.S. Government was $799,967,000 of which $40,376,000 had not been funded.

Engineering and Construction Operations
---------------------------------------

Revenues decreased $71,338,000 to $198,689,000, primarily due to lower revenues from engineering and construction activities. These decreases were partially offset by higher revenues from plant maintenance activities.

Segment operating loss decreased $12,745,000 to $536,000, primarily due to cost overruns on an engineering and construction contract in the prior year and lower selling and general and administrative expenses in the current year. These increases were partially offset by lower margins from plant maintenance activities.

Gain (loss) on asset disposals and impairments - net decreased $9,155,000 from a gain of $1,091,000 to a loss of $8,064,000, primarily due to an impairment loss relating to goodwill associated with McDermott Engineers & Constructors (Canada) Ltd.

Income (loss) from investees increased $1,215,000 from a loss of $923,000 to income of $292,000, primarily due to the write-down of three joint ventures in the prior period.

Backlog for the Engineering and Construction Operations' segment at March 31, 1998 and 1997 was $200,652,000 and $104,617,000, respectively. The increase in backlog is primarily due to higher awards for engineering contracts.

Other Operations
----------------

Revenues decreased $49,148,000 to $139,712,000, primarily due to the disposition of non-core businesses (domestic shipyard and ordnance operations). These decreases were partially offset by higher revenues from air cooled heat exchangers.

Operating income (loss) increased $23,924,000 from a loss of $16,773,000 to income of $7,151,000, primarily due to prior year losses in non-core businesses (shipyard and ordnance operations), higher volume on air-cooled heat exchangers and lower selling and general and administrative expenses in the current year.

Gain on asset disposals and impairments - net increased $36,916,000 from a loss of $1,376,000 to a gain of $35,540,000, primarily due to the sale of McDermott Incorporated's interest in Universal Fabricators Incorporated.

Income from investees decreased $2,078,000 to $1,632,000, primarily due to lower operating results from a domestic joint venture.

Backlog for Other Operations at March 31, 1998 and 1997 was $61,171,000 and $60,068,000, respectively. At March 31, 1998, Other Operations' backlog with the U. S. Government was $8,029,000 (all of which had been funded).

Other Unallocated Items
-----------------------

Other unallocated items decreased $49,244,000 to expense of $9,064,000, primarily due to provisions for estimated future non-employee products asbestos claims in the prior year.

General Corporate Expenses - Net
--------------------------------

General corporate expenses - net decreased $5,966,000 to $15,036,000, primarily due to staff reductions, other economic measures, and certain one-time costs incurred in the prior period, which were partially offset by gains on sales of certain corporate aircraft in the prior period.

Other Income Statement Items
----------------------------

Interest income increased $2,233,000 to $4,754,000, primarily due to income in the current year for delinquent payment of amounts due from a joint venture.

Interest expense decreased $5,292,000 to $51,029,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net expense decreased $16,720,000 to $7,300,000. This increase was primarily due to bank fees and discounts on the sale of certain accounts receivable and a loss of $19,446,000 for insolvent insurers providing coverage for estimated future non-employee asbestos claims, both in the prior year.
These decreases were partially offset by increased minority interest expense due to improved results of McDermott Engineers & Constructors (Canada) Ltd.

The provision for (benefit from) income taxes increased $65,644,000 from a benefit of $25,586,000 to a provision of $40,058,000 while income (loss) before the provision for (benefit from) income taxes increased $280,839,000 from a loss of $200,391,000 to income of $80,448,000. The increase in income taxes is due primarily to the increase in income.

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

Power Generation Systems
------------------------

Revenues decreased $159,714,000 to $985,065,000, primarily due to lower revenues from fabrication and erection of fossil steam and environmental control systems, replacement nuclear steam generators, nuclear services, boiler cleaning equipment and replacement parts. These decreases were partially offset by higher revenues from plant enhancement projects.

Segment operating income (loss) decreased $56,166,000 from income of $22,236,000 to a loss of $33,930,000, primarily due to lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and replacement parts. There were also lower volumes on replacement nuclear steam generators and boiler cleaning equipment, lower margins on plant enhancement projects and higher net operating expenses.

Gain (loss) on asset disposals and impairments-net decreased $23,150,000 from a gain of $4,250,000 to a loss of $18,900,000, primarily due to the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility.

Income from investees decreased $30,548,000 to $637,000. This represents the results of approximately 7 active joint ventures. The income in fiscal year 1996 was primarily due to the gain on the sale of power purchase contracts back to a local utility.

Government Operations
---------------------

Revenues increased $3,346,000 to $373,051,000, primarily due to higher revenues from commercial nuclear environmental services and management and operation contracts for U.S. Government owned facilities. These increases were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income increased $6,589,000 to $32,458,000, primarily due to higher volume and margins from commercial nuclear environmental services and higher volume from management and operation contracts for U.S. Government owned facilities. These increases were partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Income from investees increased $1,371,000 to $3,630,000, primarily due to the favorable operating results from a domestic joint venture.

Engineering and Construction Operations
---------------------------------------

Revenues decreased $83,055,000 to $270,027,000, primarily due to lower revenues from engineering and construction activities in Canadian operations and construction activities from domestic operations.

Segment operating loss decreased $6,635,000 to $13,281,000, primarily due to higher volume and margins from plant maintenance activities and lower selling and general and administrative expenses. These increases were partially offset by cost overruns on a contract for a cogeneration plant.

Gain (loss) on asset disposals and impairments-net increased $1,316,000 from a loss of $225,000 to a gain of $1,091,000, primarily due to a gain on the sale of assets.

Income from investees decreased $1,128,000 from income of $205,000 to a loss of $923,000, primarily due to the write-down of three joint ventures.

Other Operations
----------------

Revenues increased $4,312,000 to $188,860,000, primarily due to higher revenues from barge construction activities in shipyard operations and increased shipbuilding activities. These increases were partially offset by lower revenues from domestic engineering operations.

Operating loss increased $8,087,000 to $16,773,000, primarily due to cost overruns on domestic barge and ordnance operations and lower volume and margins from domestic engineering operations. These decreases were partially offset by lower general and administrative expenses.

Gain (loss) on asset disposals and impairments-net decreased $4,664,000 from a gain of $3,288,000 to a loss of $1,376,000, primarily due to an asset impairment loss on an office building, partially offset by the gain on the sale of the shipyard operations.

Income from investees increased $1,078,000 to $3,710,000, primarily due to higher operating results from a domestic engineering joint venture, partially offset by lower operating results from a domestic fabrication joint venture.

Other Unallocated Items
-----------------------

Other unallocated items increased $28,866,000 to expense of $58,308,000, primarily due to provisions for estimated future non-employee products asbestos claims, partially offset by the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling in the prior year.

General Corporate Expenses - Net
--------------------------------

General corporate expenses - net decreased $2,190,000 to $21,002,000, primarily due to increased allocations of cost to International and JRM, partially offset by certain one-time costs in the current year. In addition, there were gains on the sales of certain corporate aircraft in the current year.

Other Income Statement Items
----------------------------

Interest income decreased $9,277,000 to $2,521,000, primarily due to decreased investments in government obligations and other investments.

Interest expense increased $3,411,000 to $56,321,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net expense increased $21,976,000 to $24,020,000, primarily due to a loss of $19,446,000 in the current year for insolvent insurers providing coverage for estimated future non-employee asbestos claims and gains on the sales of investments in the prior year.

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

In order to minimize the negative impact of inflation on its operations, McDermott Incorporated attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During fiscal year 1998, McDermott Incorporated's cash and cash equivalents increased $1,409,000 to $58,191,000 and total debt decreased $227,991,000 to $465,188,000, primarily due to a net reduction in short-term borrowings of $182,691,000 and repayment of long-term debt of $45,164,000. During this period, McDermott Incorporated provided cash of $232,388,000 from operating activities; received cash of $54,220,000 from assets disposals and $2,500,000 from the redemption of International stock; and used cash of $17,869,000 for the purchase of property, plant and equipment, $15,406,000 for the repurchase of McDermott Incorporated's preferred stock to satisfy current and future sinking fund requirements, $12,821,000 for cash dividends on preferred stocks and $6,627,000 for acquisitions.

Pursuant to agreement with the majority of its principal insurers, McDermott Incorporated negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,400 per claim over the last three years) has continued to rise. Claims paid during the fiscal year ended March 31, 1998 were $196,091,000, of which $179,251,000 has been recovered or is due from insurers. At March 31, 1998, receivables of $101,680,000 were due from insurers for reimbursement of settled claims, including $20,988,000 classified as long-term receivables. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott Incorporated's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott Incorporated's expenditures for property, plant and equipment decreased $8,794,000 to $17,869,000 in fiscal year 1998. The majority of fiscal year 1998 expenditures were to maintain and replace and upgrade existing facilities and equipment. McDermott Incorporated has committed to make capital expenditures of approximately $13,743,000 during fiscal year 1999.

At March 31, 1998 and 1997, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $82,783,000 and $93,769,000, respectively, under an agreement with a U.S. bank. During fiscal year 1998, the maximum sales limit available under the agreement was reduced from $125,000,000 to $100,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. The existing agreement will expire on July 31, 1998; however, B&W's management is currently negotiating a new receivables sales agreement. McDermott Incorporated currently accounts for these sales as secured borrowings.

Effective February 1, 1989, McDermott Incorporated and a subsidiary of International, McDermott International Investments Co., Inc. ("MIICO"), entered into a reverse repurchase agreement whereby either party acting as a "buyer" would purchase for cash certain U. S. Government obligations owned by the other party acting as a "seller", and, at the date of purchase, the "seller" would agree to repurchase the same securities at a set price (including accrued interest) at a future specified date. There were no transactions under this agreement during fiscal year 1998.

McDermott Incorporated and MIICO are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000 from MIICO at interest rates computed at the applicable federal rate determined by the IRS. There were no borrowings against this agreement at March 31, 1998 or 1997.

At March 31, 1998 and 1997, McDermott Incorporated and its consolidated subsidiaries had available various uncommitted short-term lines of credit from banks totalling $100,328,000 and $134,695,000, respectively. Borrowings against these lines of credit at March 31, 1998 and 1997 were $2,849,000 and $24,555,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $150,000,000 unsecured committed revolving credit facility (the "B&W Revolver"). There were no borrowings against this facility at March 31, 1998, while at March 31, 1997, $150,000,000 was outstanding. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must meet or exceed certain financial covenant requirements. Negotiations are in progress to replace the current B&W Revolver with a $200,000,000 three year unsecured committed revolving credit and letter of credit facility (the "BWICO Revolver") to be issued jointly to the Babcock & Wilcox Investment Company, The Babcock & Wilcox Company and BWXT. Borrowing by the three companies against the facility cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 will be reserved for the issuance of letters of credit. During fiscal year 1999, borrowings against the BWICO Revolver are expected to be minimal as management expects The Babcock & Wilcox Company to be able to fund itself from operating cash flow.

McDermott Incorporated is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of McDermott Incorporated are subject to such restrictions. At March 31, 1998, the most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than current dividends on outstanding preferred stock.

Subsequent to March 31, 1998, McDermott Incorporated amended its public debt indentures to permit the call for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from International. Management has called for redemption on July 17, 1998, all of McDermott Incorporated's outstanding Series B Cumulative Preferred Stock. Management is also considering calling for redemption the outstanding Series A Cumulative Convertible Preferred Stock.

Working capital decreased to $69,900,000 at March 31, 1998 from $71,284,000 at March 31, 1997. During 1998, McDermott Incorporated expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, additional borrowings and capital contributions from International (if required). Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott Incorporated's liquidity or capital resources.

McDermott Incorporated's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in 1998 and 1997.

McDermott Incorporated has provided a valuation allowance ($51,861,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1998 are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies
involving sales  of appreciated assets.   An uncertainty that affects the
ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

IMPACT OF THE YEAR 2000
-----------------------

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. McDermott Incorporated has established a Year 2000 risk management program to identify and correct problems associated with the Year 2000 issue. The scope of McDermott Incorporated's Year 2000 risk management program covers computer systems, process control systems, and products liability.

Based on assessments, McDermott Incorporated has determined that it will be required to modify or replace significant portions of its business system software so that those systems will function properly with respect to dates in the Year 2000 and thereafter. McDermott Incorporated presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. McDermott Incorporated has several hardware and operating systems software environments. The mainframe computing environment is provided by a third party. Operating system upgrades, application remediation and application replacement projects are in progress. If modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of McDermott Incorporated.

McDermott Incorporated has initiated a program to determine the nature of potential exposure related to the Year 2000 issue for products it has sold, to develop a communication program for customers potentially impacted, and to assess process control systems. McDermott Incorporated does not expect this exposure to have a material adverse effect on its results of operations.

McDermott Incorporated will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications.
McDermott Incorporated's business units and its Corporate Office are anticipating having all critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on their business. The total cost of the Year 2000 projects is estimated at $24,000,000 and is being funded through operating cash flows. Of the total project cost, $6,000,000 is attributable to the purchase of software which will be capitalized and the $18,000,000 will be expensed as incurred. Costs to date include $3,000,000 capital and $5,000,000 of expense.

The costs of the project and the dates on which McDermott Incorporated believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

NEW ACCOUNTING STANDARD
-----------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. McDermott Incorporated has not yet finalized its review of the impact of this statement, but management does not expect it to have a material impact on the consolidated financial statements.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Board of Directors and Stockholders
McDermott Incorporated


We have audited the accompanying consolidated balance sheet of McDermott Incorporated as of March 31, 1998 and 1997, and the related consolidated statements of income (loss), stockholder's equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott Incorporated at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                      ERNST & YOUNG LLP

New Orleans, Louisiana
May 19, 1998, except for the
fifth and sixth paragraphs of
Note 11, as to which the date
is June 1, 1998

                             MCDERMOTT INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998 AND 1997
                                     ASSETS

                                                          1998        1997
                                                        --------   ----------
                                                            (In thousands)
Current Assets:
 Cash and cash equivalents                              $ 58,191   $   56,782
 Accounts receivable - trade                             328,813      286,011
 Accounts receivable - other                              99,281      139,949
 Products liabilities recoverable - current              143,588      183,000
 Contracts in progress                                   168,014      244,231
 Inventories                                              60,526       59,894
 Deferred income taxes                                    76,489       56,359
 Other current assets                                      6,853       15,053
--------------------------------------------------------------------------------

      Total Current Assets                               941,755    1,041,279
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
 Land                                                      8,183        9,036
 Buildings                                               121,289      131,853
 Machinery and equipment                                 358,093      377,167
 Property under construction                              13,115       15,886
--------------------------------------------------------------------------------
                                                         500,680      533,942
      Less accumulated depreciation                      310,656      314,600
--------------------------------------------------------------------------------

Net Property, Plant and Equipment                        190,024      219,342
--------------------------------------------------------------------------------

Environmental and Products Liabilities Recoverable       604,870      720,913
--------------------------------------------------------------------------------

Investment in McDermott International, Inc.              592,312      595,982
--------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
 Assets of Purchased Businesses Less Accumulated
 Amortization of $99,272,000 at March 31, 1998
 and $104,960,000 at March 31, 1997                      104,924      119,077
--------------------------------------------------------------------------------

Prepaid Pension Costs                                    282,348      266,837
--------------------------------------------------------------------------------

Other Assets                                             146,585      173,740
--------------------------------------------------------------------------------

      TOTAL                                           $2,862,818   $3,137,170
================================================================================

See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               1998        1997
                                                             --------    --------
                                                               (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt      $112,828   $  313,692
 Accounts payable                                             135,070      116,452
 Accounts payable to McDermott
   International, Inc.                                         27,506        9,182
 Environmental and products liabilities - current             179,746      210,352
 Accrued employee benefits                                     98,872       79,573
 Accrued liabilities - other                                  137,064      130,329
 Advance billings on contracts                                177,219      109,736
 U.S. and foreign income taxes                                  3,550          679
----------------------------------------------------------------------------------

      Total Current Liabilities                               871,855      969,995
----------------------------------------------------------------------------------

Long-Term Debt                                                352,360      379,487
----------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                 365,012      373,232
----------------------------------------------------------------------------------

Environmental and Products Liabilities                        751,620      903,379
----------------------------------------------------------------------------------

Other Liabilities                                             102,119       95,500
----------------------------------------------------------------------------------

Contingencies
----------------------------------------------------------------------------------

Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible, $1.00 par value;
  at redemption value                                          88,084       88,087
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                          67,274       82,896
----------------------------------------------------------------------------------

      Total Redeemable Preferred Stocks                       155,358      170,983
----------------------------------------------------------------------------------

Stockholder's Equity:
 Common stock, par value $1.00 per share, 3,700 shares
   authorized and issued, 3,600 shares outstanding                  4            4
 Capital in excess of par value                               691,520      691,605
 Deficit                                                     (394,455)    (422,123)
 Minimum pension liability                                     (4,521)      (1,655)
 Currency translation adjustments                             (28,054)     (23,237)
----------------------------------------------------------------------------------
      Total Stockholder's Equity                              264,494      244,594
----------------------------------------------------------------------------------

 TOTAL                                                     $2,862,818   $3,137,170
==================================================================================

                            McDERMOTT INCORPORATED
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998



                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (In thousands)

Revenues                                           $1,842,659   $1,796,257   $2,027,975
-----------------------------------------------------------------------------------------
 Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                              1,588,634    1,722,129    1,862,504
  Depreciation and amortization                        45,628       45,991       50,280
  Selling, general and
     administrative expenses                          102,103      140,117      147,153
-----------------------------------------------------------------------------------------
                                                    1,736,365    1,908,237    2,059,937
-----------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
 Impairments - net                                     18,419      (17,645)       6,425
-----------------------------------------------------------------------------------------

Operating Income (Loss) before
 Income from Investees                                124,713     (129,625)     (25,537)

Income from Investees                                   9,310        7,054       36,281
-----------------------------------------------------------------------------------------

   Operating Income (Loss)                            134,023     (122,571)      10,744
-----------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                       4,754        2,521       11,798
  Interest expense                                    (51,029)     (56,321)     (52,910)
  Other-net                                            (7,300)     (24,020)      (2,044)
-----------------------------------------------------------------------------------------

                                                      (53,575)     (77,820)     (43,156)
-----------------------------------------------------------------------------------------
Income (Loss) before Provision for
   (Benefit from) Income Taxes                         80,448     (200,391)     (32,412)

Provision for (Benefit from) Income Taxes              40,058      (25,586)      (5,269)
-----------------------------------------------------------------------------------------

Net Income (Loss)                                   $  40,390    $(174,805)    $(27,143)
=========================================================================================

See accompanying notes to consolidated financial statements.

                             MCDERMOTT INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
                                 (In thousands)


                                               Capital       Retained    Minimum      Currency        Total
                                  Common      in Excess      Earnings    Pension     Translation   Stockholder's
                                 Stock(1)    of Par Value    (Deficit)  Liability    Adjustments     Equity
                                --------------------------------------------------------------------------------
Balance March 31, 1995            $  4         $620,981      $(193,341)  $   (39)      $(15,070)     $ 412,535
----------------------------------------------------------------------------------------------------------------

Division of pension plan             -            4,585              -         -              -          4,585
Redemption of preferred
 shares                              -              206              -         -              -            206
Tax benefit on stock options         -               69              -         -              -             69
Net loss                             -                -        (27,143)        -              -        (27,143)
Preferred stock dividends            -                -        (13,539)        -              -        (13,539)
Minimum pension liability            -                -              -      (724)             -           (724)
Loss on investments                  -                -            (52)        -              -            (52)
Translation adjustments              -                -              -         -         (3,018)        (3,018)
----------------------------------------------------------------------------------------------------------------

Balance March 31, 1996               4          625,841       (234,075)     (763)       (18,088)       372,919
----------------------------------------------------------------------------------------------------------------

Sale of assets to International      -            4,655              -         -              -          4,655
Capital contribution from
 International                       -           61,000              -         -              -         61,000
Redemption of preferred
 shares                              -               68              -         -              -             68
Tax benefit on stock options         -               41              -         -              -             41
Net loss                             -                -       (174,805)        -              -       (174,805)
Preferred stock dividends            -                -        (13,243)        -              -        (13,243)
Minimum pension liability            -                -              -      (892)             -           (892)
Translation adjustments              -                -              -         -         (5,149)        (5,149)
----------------------------------------------------------------------------------------------------------------

Balance March 31, 1997               4          691,605       (422,123)   (1,655)       (23,237)       244,594
----------------------------------------------------------------------------------------------------------------

Sale of assets to International      -           (5,220)             -         -              -         (5,220)
Redemption of preferred
 shares                              -              219              -         -              -            219
Tax benefit on stock options                      4,916              -         -              -          4,916
Net income                           -                -         40,390         -              -         40,390
Preferred stock dividends            -                -        (12,722)        -              -        (12,722)
Minimum pension liability            -                -              -    (2,866)             -         (2,866)
Translation adjustments              -                -              -         -         (4,817)        (4,817)
----------------------------------------------------------------------------------------------------------------

Balance March 31, 1998            $  4         $691,520      $(394,455)  $(4,521)      $(28,054)     $ 264,494
================================================================================================================

(1) There were 3,600 common shares outstanding at March 31, 1998, 1997, and 1996 consisting of 3,000 voting shares entitled to 12,000 votes per share and 600 non-voting shares.

See accompanying notes to the consolidated financial statements.

                            McDERMOTT INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                          $  40,390    $(174,805)   $ (27,143)
-------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              45,628       45,991       50,280
   Income or loss of investees,
     less dividends                                            1,657        5,648        3,453
   (Gain) loss on asset disposals and
      impairments-net                                        (18,419)      17,645       (6,425)
   Provision for deferred taxes                                6,675        8,617       10,361
   Other                                                        (470)         567       (4,984)
   Changes in assets and liabilities, net of effects
      from acquisitions and divestitures:
       Accounts receivable                                   (23,191)      65,584      (76,598)
       Accounts payable                                       39,064      (26,807)     (39,001)
       Inventories                                              (610)         854        3,252
       Net contracts in progress and advance billings        142,681      (10,461)     (29,085)
       Environmental and products liabilities                 11,525       86,561       16,989
       Income taxes                                            7,640       (4,528)     (25,230)
       Accrued liabilities                                     7,825      (21,455)      20,310
       Other, net                                             10,428       15,448      (52,264)
Proceeds from insurance for products liabilities
 claims                                                      157,656      153,141      107,481
Payments of products liabilities claims                     (196,091)    (188,205)    (151,961)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                   232,388      (26,205)    (200,565)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                  (6,627)           -      (13,083)
Proceeds from asset disposals                                 54,220       48,345       29,465
Purchases of property, plant and equipment                   (17,869)     (26,663)     (39,111)
Purchases of long-term investments                                 -            -     (196,610)
Sales and maturities of short and
 long-term investments                                             -            -      560,455
Proceeds from redemption of International stock                2,500        2,500        2,500
Investments in equity investees                               (4,178)      (8,266)        (299)
Other                                                            294            8        1,379
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     28,340       15,924      344,696
-------------------------------------------------------------------------------------------------

                                                                       Continued

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     1998        1997         1996
                                                  ----------   ---------   ----------
                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                         $ (45,164)   $   (165)   $(150,165)
Increase (decrease)  in short-term borrowing       (182,691)     57,240      (37,967)
Increase (decrease) in short-term borrowing
from McDermott International, Inc.                        -     (65,363)      65,363
Dividends paid                                      (12,821)    (13,291)     (13,663)
Capital contribution from International                   -      68,162            -
Redemption of preferred stock                       (15,406)     (2,250)      (5,743)
Other                                                (3,425)       (281)        (439)
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                         (259,507)     44,052     (142,614)
---------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                188         125          355
---------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,409      33,896        1,872
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            56,782      22,886       21,014
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                          $ 58,191    $ 56,782     $  22,886
=======================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)             $ 54,670    $ 50,341     $ 57,305
  Income taxes (net of refunds)                    $(15,232)   $ (8,607)    $ 24,697
=======================================================================================

See accompanying notes to consolidated financial statements.

                            MCDERMOTT INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of McDermott Incorporated and all its subsidiaries. Investments in joint venture and other entities in which McDermott Incorporated has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1998.

Unless the context otherwise requires, hereinafter, "International" means McDermott International, Inc., a Panama corporation; "JRM" means J. Ray McDermott, S.A., a majority owned subsidiary of International, and its consolidated subsidiaries; and "McDermott International" means the consolidated enterprise. International is the parent company of McDermott Incorporated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes
------------------

Transfers of Financial Assets - During the fiscal year ended March 31, 1997, McDermott Incorporated adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, beginning January 1, 1997, transfers of accounts receivable previously accounted for as sales are accounted for as secured borrowings. Other-net expense includes expenses of $4,737,000 and $8,518,000 in fiscal years 1997 and 1996, respectively, on receivables accounted for as sales. Adoption of the new standard was not material to results for the three months ended March 31, 1997.

Segments - During the fiscal year ended March 31, 1998, McDermott Incorporated adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Foreign Currency Translation
----------------------------

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U. S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $(135,000), $801,000, and $(750,000) for fiscal years 1998, 1997 and 1996, respectively.

Contracts and Revenue Recognition
---------------------------------

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $4,177,000 and $39,346,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1998 and 1997, respectively.

                                                      1998       1997
                                                     -------   --------
                                                       (In thousands)
Included in Contracts in Progress are:
Costs incurred less costs of revenue recognized      $68,041   $ 51,775
Revenues recognized less billings to customers        99,973    192,456
-------------------------------------------------------------------------

Contracts in Progress                               $168,014   $244,231
=========================================================================

Included in Advance Billings on Contracts are:
Billings to customers less revenues recognized      $204,836   $130,428
Costs incurred less cost of revenue recognized       (27,617)   (20,692)
-------------------------------------------------------------------------

Advance Billings on Contracts                       $177,219   $109,736
=========================================================================

McDermott Incorporated is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems contracts. McDermott Incorporated does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                          1998            1997
                                                      ------------    ------------
                                                            (In thousands)
Retainages                                            $ 55,470           $ 51,623
==================================================================================

Retainages expected to be collected after one year    $ 33,567           $ 29,159
=================================================================================

Of its long-term retainages at March 31, 1998, McDermott Incorporated anticipates collection of $14,699,000 in fiscal year 2000, $17,261,000 in fiscal year 2001 and $1,607,000 in fiscal year 2002.

Inventories
-----------

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in-first-out (LIFO) method is used. The cost of approximately 17% and 12% of total inventories was determined using the LIFO method at March 31, 1998 and 1997, respectively. Inventories at March 31, 1998 and 1997 are summarized below:

                                 1998      1997
                                -------   -------
                                 (In thousands)
Raw Materials and Supplies      $44,595   $44,395
Work in Progress                  6,720     8,498
Finished Goods                    9,211     7,001
-------------------------------------------------
                                $60,526   $59,894
=================================================

Warranty Expense
----------------

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs
----------------------------

McDermott Incorporated accrues for future decommissioning of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission, except for one facility which has provisions in its government contracts pursuant to which all of its decommissioning costs are covered by the U.S. Government. Such accruals, based on the estimated cost of those activities, are over the economic useful life of each facility, which is estimated at 40 years. Estimated costs are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental clean-up are not discounted to their present value. Recoveries of environmental clean-up costs from other parties are recognized as assets when their receipt is deemed probable.

Research and Development
------------------------

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $12,771,000, $14,842,000 and $21,491,000 in fiscal years 1998, 1997 and 1996, respectively. In addition, expenditures on research and development activities of approximately $22,803,000, $34,170,000 and $45,106,000 in fiscal years 1998,
1997 and 1996, respectively, were paid for by customers of McDermott
Incorporated.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased
-------------------------------------------------------------------------
Businesses
----------

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years. Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if permanent diminution in value were to occur.

Capitalization of Interest Cost
-------------------------------

In fiscal years 1998, 1997 and 1996, total interest cost incurred was $51,030,000, $56,428,000 and $53,511,000, respectively, of which $1,000,
$107,000 and $601,000, respectively, was capitalized.

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

Stock-Based Compensation
------------------------

McDermott Incorporated follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its participation in International's employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each period.


NOTE 2 - ACQUISITION

During fiscal year 1998, McDermott Incorporated acquired the minority ownership in Diamond Power Specialty U.K. for $6,627,000.

During fiscal year 1996, McDermott Incorporated acquired the assets of Joy Environmental Technologies, which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. The purchase price was $13,083,000, of which approximately $6,457,000 was assigned to excess of cost over the fair value of net assets acquired, and is being amortized over a period of twenty years. Operating results have been included in the Consolidated Statement of Loss from the acquisition date. Pro forma results of operations have not been presented because the effects were not significant.


NOTE 3   - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in entities which are accounted for on the equity method were $21,347,000 and $31,434,000 at March 31, 1998 and 1997, respectively.
Transactions with entities for which investments are accounted for on the equity method included sales to ($14,182,000, $22,043,000 and $37,487,000 in fiscal years 1998, 1997 and 1996, respectively) and purchases from ($8,000, $11,921,000 and $378,000 in fiscal years 1998, 1997 and 1996, respectively) these entities. Included in Accounts receivable - trade at March 31, 1998 and 1997 are $2,134,000 and $2,390,000, respectively of receivables from unconsolidated affiliates. Included in Accounts payable at March 31, 1998 and 1997 are $6,143,000 and $39,000, respectively, of payables to unconsolidated affiliates. Dividends received from unconsolidated investees were $10,967,000, $12,702,000 and $39,734,000 in fiscal years 1998, 1997 and 1996, respectively.
Undistributed earnings of unconsolidated affiliates accounted for by the equity method were $12,204,000 and $15,700,000, respectively, at March 31, 1998 and 1997.

Summarized combined balance sheet and income statement information, based on the most recent financial information, for investments accounted for by the equity method are presented below:

                                                                1998       1997
                                                              --------   --------
                                                                 (In thousands)
Current Assets                                                $ 32,136    $ 69,087
Non-Current Assets                                             102,200     259,108
-----------------------------------------------------------------------------------

   Total Assets                                               $134,336    $328,195
===================================================================================

Current Liabilities                                           $ 20,483    $ 50,501
Non-Current Liabilities                                         70,687     196,112
Owners' Equity                                                  43,166      81,582
-----------------------------------------------------------------------------------
Total Liabilities and Owners'
     Equity                                                   $134,336    $328,195
 ==================================================================================

                                                1998            1997        1996
                                              --------        --------    --------
                                                           (In thousands)

Revenues                                      $301,146        $316,178    $119,753
Gross Profit                                  $ 27,689        $ 34,124    $ 38,343
Income before Provision for Income Taxes      $ 28,957        $ 35,225    $ 92,734
Provision for Income Taxes                       2,127           3,935       4,843
-----------------------------------------------------------------------------------

   Net Income                                 $ 26,830        $ 31,290    $ 87,891
===================================================================================

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1998 and 1997 were as follows:

                                                               1998       1997
                                                             --------   --------
                                                               (In thousands)
Deferred tax assets:
 Accrued warranty expense                                    $ 15,582  $ 15,915
 Accrued vacation pay                                           8,985     8,013
 Accrued liabilities for self-insurance (including
     postretirement health care benefits)                     161,444   162,481
 Accrued liabilities for executive and
  employee incentive compensation                              24,114    15,397
 Investments in joint ventures and affiliated companies         6,959     6,705
 Environmental and products liabilities                       363,598   434,852
 Operating loss carryforwards                                   7,363     5,535
 Other                                                         18,545    23,987
-------------------------------------------------------------------------------
  Total deferred tax assets                                   606,590   672,885
-------------------------------------------------------------------------------
 Valuation allowance for deferred tax assets                  (51,861)  (53,192)
-------------------------------------------------------------------------------
 Deferred tax assets                                          554,729   619,693
-------------------------------------------------------------------------------
Deferred tax liabilities:
 Property, plant and equipment                                 15,325    19,419
 Prepaid pension costs                                        107,413   101,982
 Investments in joint ventures and affiliated companies        13,921    10,483
 Insurance and other recoverables                             291,899   353,579
 Other                                                          2,644     4,028
-------------------------------------------------------------------------------
 Total deferred tax liabilities                               431,202   489,491
-------------------------------------------------------------------------------
 Net deferred tax assets                                    $ 123,527  $130,202
===============================================================================

Income (loss) before provision for (benefit from) income taxes was as follows:

                                               1998           1997        1996
                                             --------       ---------  ---------
                                                          (In thousands)

U. S.                                          $78,364   $   (156,922) $(33,241)
Other than U. S.                                 2,084        (43,469)      829
-------------------------------------------------------------------------------
                                               $80,448   $   (200,391) $(32,412)
===============================================================================

The provision for (benefit from) income taxes consists of:
                                              1998            1997       1996
                                           ---------       --------   ---------
                                                       (In thousands)
Current:
 Federal                                       $26,992      $ (29,113) $(18,163)
 State and local                                 5,695         (2,301)   (3,810)
 Foreign                                           696         (2,789)    6,343
-------------------------------------------------------------------------------
   Total current                                33,383        (34,203)  (15,630)
-------------------------------------------------------------------------------
Deferred:
 Federal                                         1,416         14,398    14,703
 State and local                                  (108)           723    (3,009)
 Foreign                                         5,367         (6,504)   (1,333)
-------------------------------------------------------------------------------
  Total deferred                                 6,675          8,617    10,361
-------------------------------------------------------------------------------
  Provision for (Benefit from) Income Taxes    $40,058      $ (25,586) $ (5,269)
===============================================================================

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                         1998       1997       1996
                                       PERCENT    PERCENT    PERCENT
                                       --------   --------   --------
Statutory federal tax rate                35.0      (35.0)     (35.0)
State and local income tax effect          4.6        0.2       (8.5)
Foreign operations                        (2.2)       2.2       10.6
Excess of cost over fair value of net
   assets of purchased businesses          6.7        2.1        7.3
Non-deductible business expenses           1.2        0.6        4.9
Dividends from affiliates                  4.4        0.9        1.7
Minority interest                          1.0       (1.1)      (6.9)
Federal valuation allowance               (0.1)      16.3        3.8
Other                                     (0.8)       1.0        5.8
-------------------------------------------------------------------------------
Effective Income Tax Rate                 49.8      (12.8)     (16.3)
===============================================================================

Undistributed earnings of foreign subsidiaries amounted to approximately $43,000,000 at March 31, 1998. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state and local income taxes has been provided. Upon distribution of those earnings, McDermott Incorporated would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdictions. The unrecognized deferred income tax liability is estimated to be approximately $16,700,000. Withholding taxes of approximately $4,000,000 would be payable upon remittance of all previously unremitted earnings at March 31, 1998.

Settlements were reached with the Internal Revenue Service ("IRS") concerning McDermott Incorporated's U.S. income tax liability through the fiscal year ended March 31, 1988, disposing of all U.S. federal income tax issues. A preliminary agreement has been reached between McDermott Incorporated and the IRS for the fiscal years ended March 31, 1989 and March 31, 1990, subject to review by the joint committee on taxation. The IRS has issued notices for fiscal years ended March 31, 1991 and March 31, 1992 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. McDermott Incorporated believes that any income taxes ultimately assessed will not exceed amounts already provided.

McDermott Incorporated has provided a valuation allowance ($51,861,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1998 are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies
involving sales  of appreciated assets.   An uncertainty that affects the
ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

McDermott Incorporated has material transactions with International and its other subsidiaries occurring in the normal course of operations. Related party transactions reflected in McDermott Incorporated's revenues include the sales of engineering and design services and fabrication services ($6,439,000, $12,838,000, and $40,718,000 in fiscal years 1998, 1997 and 1996 respectively).
Other related party transactions include the allocation of general and administrative and other costs to International ($20,074,000, $21,488,000 and $11,900,000 in fiscal years 1998, 1997 and 1996, respectively), placing certain insurance coverage (at prices determined on an annual basis of $3,283,000, $4,287,000, and $15,213,000 in fiscal years 1998, 1997 and 1996, respectively)
through commercial insurance carriers, which in turn substantially reinsure such exposure to a wholly-owned subsidiary of International, and the management of certain of the investments of McDermott Incorporated and its pension plans by a wholly-owned subsidiary of International for which McDermott Incorporated paid fees of $2,642,000, $2,746,000 and $2,901,000 in fiscal years 1998, 1997 and
1996, respectively.

McDermott Incorporated had sales to unconsolidated affiliates of International of $9,199,000, $5,649,000 and $6,138,000 in fiscal years 1998, 1997 and 1996, respectively. Purchases from these affiliates were $16,533,000, $19,021,000 and $29,538,000 in fiscal years 1998, 1997 and 1996, respectively. Included in Accounts receivable - trade at March 31, 1998 and 1997 are $3,613,000 and $2,887,000, respectively, of receivables due from unconsolidated affiliates of International. Included in non-current Other Assets at March 31, 1998 and 1997 are $3,733,000 and $5,976,000, respectively, of receivables from these affiliates. Included in Accounts payable at March 31, 1998 and 1997 are $2,633,000 and $3,204,000, respectively, of payables to these affiliates.

During fiscal year 1998, McDermott Incorporated sold its investment in McDermott Engineering Houston, LLC having a net book value of $6,035,000 to International for

$2,909,000. The excess of the net book value over the sales price was included in Capital in Excess of Par Value.

During fiscal year 1997, McDermott Incorporated sold certain property, plant and equipment having a net book value of $1,440,000 to International for $8,602,000. The excess of the sales price over the net book value of net assets sold to International of $4,655,000 (net of tax of $2,507,000) was included in Capital in Excess of Par Value. During fiscal year 1998, a purchase price adjustment of $2,094,000 (net of taxes of $1,128,000) was made on the above sale. The purchase price adjustment was included in Capital in Excess of Par Value.

McDermott Incorporated and MIICO are parties to an agreement pursuant to which McDermott Incorporated may borrow up to $150,000,000. There were no borrowings against this agreement at March 31, 1998 or 1997.

Under a reorganization during the fiscal year ended March 31, 1983, International became the parent of the McDermott group of companies, which includes McDermott Incorporated which prior to the reorganization was the parent company. McDermott Incorporated's investment in International represents its right to the undistributed earnings of International existing at the time of the reorganization less subsequent distributions by International to McDermott Incorporated. In order to preserve McDermott Incorporated's right to the undistributed earnings and provide for the distribution of such earnings to McDermott Incorporated should either McDermott Incorporated or International elect not to keep these earnings invested with International, McDermott Incorporated retained its ownership of 100,000 shares of International Common Stock, received 100,000 shares of International Series A Participating Preferred Stock and 100,000 shares of International Series B Non-Voting Preferred Stock, and entered into a Stock Purchase and Sale Agreement with International (the "Intercompany Agreement"). Both Series A and Series B Preferred Stocks have certain rights in the event of liquidation of International. Series B Preferred Stock is currently callable by International at $275 per share and 10,000 shares are being redeemed by International each year at $250 per share. Such redemption began in November 1992. The Series A and Series B Preferred Stocks are entitled to annual per share dividends of $10 (but no more than ten times the amount of per share dividends paid by International on its Common Stock) and $20, respectively, and such dividends are cumulative to the extent not paid. Shares of Series A Preferred Stock are also entitled to additional dividends whenever dividends in excess of $3 per International Common Share are declared in any fiscal year. Dividends and proceeds from redemption of Series B Preferred Stock received from International have been accounted for as a reduction of McDermott Incorporated's investment in International.

Pursuant to the Intercompany Agreement, McDermott Incorporated has the right to sell to International and International has the right to buy from McDermott Incorporated, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. If a unit is sold to International upon McDermott Incorporated's exercise of its right to sell under the Intercompany Agreement, the purchase price of such unit will be 90% of the then current value of the unit (the "current unit value"). If a unit is sold to International pursuant to an exercise by International of its right to purchase under the Intercompany Agreement, the purchase price of such unit will be 110% of the current unit value. At April 1, 1998, the current unit value was $2,424 and the aggregate current unit value for McDermott Incorporated's 100,000 units was $242,357,000. Both parties intend to preserve McDermott Incorporated's right to the undistributed earnings by not exercising any rights under the Intercompany Agreement that would result in a loss to McDermott Incorporated. The net proceeds to McDermott Incorporated from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

McDermott Incorporated maintains the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan that includes a cash or deferred arrangement. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants, and may be made, at the discretion of McDermott Incorporated, in cash or in Common Stock of International. When monthly employer contributions are made in stock, McDermott Incorporated pays cash to International and shares of Common Stock of International are issued to the Thrift Plan from the authorized but unissued share capital of International. The number of such shares is determined based on the closing price on the last business day of the month as reported on the New York Stock Exchange Composite Tape with fractional shares paid in cash. During fiscal years 1998, 1997 and 1996, respectively, 191,058, 306,089 and 300,951 shares were purchased by McDermott Incorporated for $5,986,000, $6,030,000 and $6,347,000.

                NOTE 6 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:
                                                              1998        1997
                                                              ----        ----
                                                               (In thousands)
 Unsecured Debt:
  Series A Medium-Term Notes (maturities ranging
   from 1 to 5 years; interest at various
   rates ranging from 8.20% to 9.00%)                       $ 40,000   $  75,000
  Series B Medium-Term Notes (maturities ranging
   from 1 to 25 years; interest at various
   rates ranging from 6.50% to 8.75%)                         91,000     101,000
  9.375% Notes due 2002 ($225,000,000 principal value)       224,665     224,598
  Other notes payable through 2009 (interest at
   various rates ranging to 10%)                              19,030      19,170
Secured Debt:
  Other notes payable through 2012 and
   capitalized lease obligations                               4,861       5,087
--------------------------------------------------------------------------------
                                                             379,556     424,855
Less: Amounts due within one year                             27,196      45,368
--------------------------------------------------------------------------------
                                                            $352,360   $ 379,487
================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                            1998          1997
                                                            ----          ----
                                                             (In thousands)
Short-term lines of credit - unsecured                   $  2,849     $ 174,555
Secured borrowings                                         82,783        93,769
Current maturities of long-term debt                       27,196        45,368
-------------------------------------------------------------------------------
                                                         $112,828     $ 313,692
===============================================================================
Weighted average interest rate on short-term borrowings      5.82%         6.26%
===============================================================================

The Indentures for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that McDermott Incorporated may incur, and place limitations on certain restricted payments, certain transactions with International and its other subsidiaries, the creation of certain liens and the amendment of the Intercompany Agreement.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1998 are as follows: 1999 - $27,196,000; 2000 - $30,673,000; 2001 -
$34,000; 2002 -$224,699,000; 2003 - $25,000.

McDermott Incorporated is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of McDermott Incorporated are subject to such restrictions. At March 31, 1998, the most restrictive of these covenants with respect to the payment of dividends by McDermott Incorporated would prohibit the payment of dividends other than the current dividends on outstanding preferred stock.

The Babcock & Wilcox Company has an agreement with a U.S. bank whereby it can sell, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, which is subject to annual renewal, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit was reduced during fiscal year 1998 from $125,000,000 to $100,000,000. At March 31, 1998 and 1997, approximately $82,783,000 and $93,769,000, respectively, of receivables had been sold under this agreement and are accounted for as secured borrowings in the accompanying balance sheet.

At March 31, 1998 and 1997, McDermott Incorporated had available various uncommitted short-term lines of credit from banks totalling $100,328,000 and $134,695,000, respectively. Borrowings against these lines of credit at March 31, 1998 and 1997 were $2,849,000 and $24,555,000, respectively. In addition, at March 31, 1998, there were no borrowings under the $150,000,000 unsecured committed revolving credit facility of The Babcock & Wilcox Company (the "B&W Revolver"), while at March 31, 1997, $150,000,000 was outstanding. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must meet or exceed certain financial covenant requirements. Negotiations are in progress to replace the current B&W Revolver with a new three year unsecured committed revolving credit and letter of credit facility to be issued jointly to the Babcock & Wilcox Investment Company, The Babcock & Wilcox Company and BWX Technologies, Inc. ("BWXT").

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - McDermott Incorporated provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott Incorporated's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1998 and 1997, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans
------------------

The net periodic pension benefit for fiscal years 1998, 1997 and 1996 included the following components:

                                                         1998         1997         1996
                                                      ----------   ----------   ----------
                                                                 (In thousands)
Service cost - benefits earned during the period      $  19,189    $  20,317    $  18,475
Interest cost on projected benefit obligation            75,924       69,395       66,282
Actual return on plan assets                           (261,487)    (147,984)    (212,411)
Net amortization and deferral                           155,364       52,263      119,898
-----------------------------------------------------------------------------------------
Net periodic pension benefit                          $ (11,010)   $  (6,009)   $  (7,756)
=========================================================================================

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:





                                       1998         1997        1998      1997
                                       ----         ----        ----      ----
                                                (In thousands)
Actuarial present value of
 benefit obligations:
 Vested benefit obligation        $  922,699    $  806,533   $ 35,467  $ 30,063
===============================================================================
 Accumulated benefit obligation   $  995,426    $  870,713   $ 35,467  $ 30,063
===============================================================================
   Projected benefit obligation   $1,096,615    $  977,594   $ 36,497  $ 31,772
Plan assets at fair value          1,461,403     1,254,944          -         -
-------------------------------------------------------------------------------
Projected benefit obligation
 (in excess of) or less
 than plan assets                    364,788       277,350    (36,497)  (31,772)
Unrecognized net (gain) loss         (93,996)      (22,276)     8,368     4,955
Unrecognized prior service cost       15,267        21,738      2,629     2,862
Unrecognized transition asset        (19,405)      (25,873)      (173)     (148)
Adjustment required
 to recognize minimum
 liability                                 -             -     (9,836)   (5,960)
--------------------------------------------------------------------------------
Prepaid pension cost (pension
 liability)                       $  266,654    $  250,939   $(35,509) $(30,063)
===============================================================================

The assumptions used in determining the funded status of the U.S. plans were:
                                                      1998         1997    1996
                                                      -----       -----   -----
Actuarial assumptions:
  Discount rate                                        7.0%       7.5%     7.25%
===============================================================================
  Rate of increase in future
     compensation levels                               4.5%       5.0%      5.0%
===============================================================================
  Expected long-term rate of
      return on plan assets                            8.5%       8.5%      8.5%
===============================================================================

Effective April 1, 1995, McDermott Incorporated transferred to JRM an accrued pension liability of approximately $4,585,000 relating to certain former employees who are now covered under JRM's plan and transferred to JRM's plan assets, which were equal to the projected benefit obligation, of approximately $40,456,000.

The decrease in the discount rate for 1998 increased the projected benefit obligation by $68,751,000 and the decrease in the rate of increase in future compensation levels for 1998 decreased the projected benefit obligation by $16,112,000 at March 31, 1998.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," McDermott Incorporated recorded, at March 31, 1998 and 1997, an additional minimum liability of $9,836,000 and $5,960,000, respectively, resulting in recognition of intangible assets of $2,878,000 and $3,414,000, respectively, and reductions, net of tax, in stockholder's equity of $4,521,000 and $1,655,000, respectively.

The principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occur within a 60-month period following a change in control of International.

Non-U.S Pension Plans
---------------------

The net periodic pension cost for fiscal years 1998, 1997, and 1996 included the following components:

                                                         1998        1997            1996
                                                         ----        ----            ----
                                                                 (In thousands)
Service cost - benefits earned during the period      $  2,259    $  2,832         $  2,468
Interest cost on projected benefit obligation            6,780       6,425            6,068
Actual return on plan assets                           (19,673)    (15,317)         (16,579)
Net amortization and deferral                           10,744       7,188            9,669
-------------------------------------------------------------------------------------------
Net periodic pension cost                             $    110    $  1,128         $  1,626
===========================================================================================

Due to curtailments of foreign pension plans, net income includes a loss of $2,925,000 for fiscal year 1998 and net loss includes a loss of $1,584,000 for fiscal year 1997.

The following table sets forth the non-U.S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:
                                                           1998       1997
                                                           ----       ----
                                                          (In thousands)
Actuarial present value of benefit obligations:
 Vested Benefit Obligation                              $  89,466   $ 78,987
============================================================================
 Accumulated Benefit Obligation                         $  90,825   $ 80,532
============================================================================
 Projected Benefit Obligation                           $  98,242   $ 89,877
Plan assets at fair value                                 112,830    103,070
----------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation      14,588     13,193
Unrecognized net loss                                        (476)     4,221
Unrecognized prior service cost                             2,866      3,439
Unrecognized transition asset                              (3,471)    (5,129)
----------------------------------------------------------------------------
Net prepaid pension cost                                 $ 13,507   $ 15,724
============================================================================

The assumptions used in determining the funded status of the non-U.S. plans were:

                                                    1998      1997      1996
                                                    ----      ----      -----
Actuarial assumptions:
 Discount rate                                    6.75-7.0%   7.75%   7.75-8.25%
===============================================================================
 Rate of increase in future compensation levels    4.0-4.5%    5.0%         5.0%
===============================================================================
 Expected long-term rate of return on plan assets 7.5-8.25%    8.5%         8.5%
===============================================================================

Multiemployer Plans - One of McDermott Incorporated's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $5,151,000, $4,552,000, and $4,441,000 in fiscal years 1998, 1997 and 1996, respectively.

Postretirement Health Care and Life Insurance Benefits - McDermott Incorporated offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. McDermott Incorporated shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. McDermott Incorporated does not fund any of these plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                      1998       1997
                                                    --------   --------
                                                       (In thousands)
Accumulated Postretirement Benefit Obligation:
 Retirees                                           $263,404   $284,067
Fully eligible active participants                    22,256     20,303
 Other active plan participants                       38,660     42,318
-----------------------------------------------------------------------
                                                     324,320    346,688
Unrecognized net gain                                 72,636     58,187
-----------------------------------------------------------------------
Accrued postretirement benefit cost                $ 396,956   $404,875
=======================================================================
Weighted-average discount rate                          7.00%      7.50%
=======================================================================

The accumulated postretirement benefit obligation includes $281,792,000 and $307,129,000 for health care plans and $42,528,000 and $39,559,000 for life insurance plans at March 31, 1998 and 1997, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain
(loss) at March 31, 1998 were primarily attributable to favorable claims experience.

Net periodic postretirement benefit cost for fiscal years 1998, 1997 and 1996 included the following components:

                                     1998      1997       1996
                                   --------   -------   --------
                                          (In thousands)
Service cost                       $ 2,404    $ 3,414   $ 3,120
Interest cost                       24,699     28,584    29,895
Net amortization and deferral       (4,159)       705    (1,370)
---------------------------------------------------------------
Net periodic postretirement
 benefit cost                      $22,944    $32,703   $31,645
===============================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 6-1/2% was assumed for 1998, 7-1/2% for 1997 and 10-3/4% for 1996. For 1999, a rate of 5-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1998 by $19,340,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit costs for fiscal year 1998 by $1,766,000.

Subsequent Event - Effective April 1, 1998, McDermott Incorporated terminated all postretirement health care and life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of McDermott Incorporated will decrease. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to offset the cost of postretirement health care and life insurance to the participants. As a result of the amendments to the plans, the total projected benefit obligation of McDermott Incorporated will increase. The decrease in the accumulated postretirement benefit obligation will be measured against the increase in the total projected benefit obligation of the pension plans and any resulting gain or loss will be recognized in the first quarter of fiscal year 1999. The actuarial calculations of the decrease in the total accumulated postretirement benefit obligation and the increase in the projected benefit obligation of the pension plans have not yet been finalized.

NOTE 8 - IMPAIRMENT OF LONG LIVED ASSETS

During fiscal year 1998, management concluded that a portion of the goodwill associated with the acquisition of McDermott Engineers & Constructors (Canada) Ltd. no longer had value due to reduced future asset utilization and deteriorating market conditions and recorded a charge of $8,098,000.

During fiscal years 1998 and 1997, management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include manufacturing facilities and related equipment and goodwill in the Power Generation Systems' segment. Fair value was generally determined based on sales prices of comparable assets. Impairment losses to write-down the property, plant and equipment to estimated fair value and to write-off related goodwill totaled $10,315,000 and $15,957,000, respectively, in fiscal years 1998 and 1997.

During fiscal year 1997, management began marketing a building and land which was used as office space. As a result, an impairment loss of $7,295,000 was recognized to reduce the property to its estimated fair value less the cost to sell. Prior to recognition of the impairment loss, the carrying value of the land and building was approximately $15,795,000. The building was sold in fiscal year 1998 resulting in a gain of $1,995,000.

NOTE  9 - STOCK PLANS

Certain officers and employees of McDermott Incorporated participate in benefit plans of International which involve the issuance of International Common Stock.

Under International's 1996 Officer Long-Term Incentive Plan, a total of 1,996,301 shares of International Common Stock (including shares that were not awarded under predecessor plans) are available for stock option grants and restricted stock awards to officers and key employees under the 1996 Officer Long-Term Incentive Plan at March 31, 1998. The Plan permits the grant of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value at date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the Plan, eligible employees may be granted rights to purchase shares of International Common Stock at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. As of March 31, 1998, 715,380 shares of International Common Stock available for award may be granted as restricted stock. Through March 31, 1998, a total of 1,121,940 shares of restricted stock (including 171,930 and 113,110 shares issued in fiscal years 1997 and 1996, with a weighted average fair value per share of $19.92 and $25.13 per share, respectively) have been issued under the Plan (and a predecessor plan). During fiscal year 1998, performance-based awards represented by initial notional grants totaling 86,400 rights (with a weighted average fair value of $33.00 per right) to purchase restricted shares of International Common Stock were granted to certain officers and key employees under the 1996 Officer Long-Term Incentive Plan. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award and the number of shares which will be issued shall be determined based on the change in the market value of the International Common Stock over a specified performance period.

Under International's 1992 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of International Common Stock. The total number of shares available for grant is determined by the Board of Directors of International from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of grant.

In the event of a change in control of International, both programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

The following table summarizes activity for International's stock option plans as it relates to employees of McDermott Incorporated (share data in thousands):

                                  1998                   1997                   1996
                          --------------------   --------------------   --------------------
                                     Weighted-              Weighted-              Weighted-
                                      Average                Average                Average
                                     Exercise               Exercise               Exercise
                          Options      Price     Options      Price     Options      Price
--------------------------------------------------------------------------------------------
Outstanding, April 1        5,229       $22.54     4,423       $22.71     3,913       $23.22
Granted                       359       $34.00       904       $21.65       701       $19.31
Exercised                  (1,440)      $20.65       (23)      $17.27       (76)      $18.75
Cancelled/forfeited          (268)      $32.00       (75)      $23.06      (115)      $22.32
--------------------------------------------------------------------------------------------
Outstanding, March 31       3,880      $ 23.65     5,229      $ 22.54     4,423       $22.71
============================================================================================
Exercisable, March 31       2,334      $ 22.93     3,399      $ 22.87     2,899       $22.87
============================================================================================


The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the International options outstanding and the range of exercise prices for the options exercisable at March 31, 1998 (share data in thousands):


                         Options Outstanding
--------------------------------------------------------------------------
                                           Weighted
                                           Average
                                           Remaining     Weighted
     Range of                              Contractual   Average
 Exercise Prices         Outstanding       Life          Exercise Price
--------------------------------------------------------------------------
 $16.06 - $16.69           107              0.9           $16.48
 $19.31 - $23.69         1,975              7.1           $21.24
 $24.13 - $25.50         1,416              5.5           $24.86
 $26.50 - $34.00           382              4.8           $33.60
                         -----
 $16.06 - $34.00         3,880              6.1           $23.65
                         =====

                           Options Exercisable
--------------------------------------------------------------------------
                                                             Weighted
     Range of                                                Average
 Exercise Prices                 Exercisable              Exercise Price
--------------------------------------------------------------------------
 $16.06 - $16.69                     107                     $16.48
 $19.31 - $23.69                   1,113                     $21.64
 $24.13 - $25.50                   1,091                     $24.78
 $26.50 - $27.44                      23                     $27.28
                                   -----
 $16.06 - $27.44                   2,334                     $22.93
                                   =====

As discussed in Note 1, McDermott Incorporated applies APB 25 and related interpretations in accounting for its participation in International's stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $4,345,000, $5,141,000 and $1,974,000 for fiscal years 1998, 1997 and 1996, respectively. If McDermott Incorporated had accounted for its participation in International's stock option plans using the alternative fair value method of accounting under SFAS No. 123 "Accounting for Stock-Based Compensation," its net income (loss) would have been $39,719,000, $(175,592,000) and $(27,223,000) for fiscal years 1998, 1997 and 1996, respectively. This pro forma net income (loss) information is not indicative of future pro forma amounts. SFAS No. 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated.

The fair value of each option grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                    1998    1997    1996
                                                    -----   -----   -----
Risk-free interest rate                             5.47%   6.27%   5.28%
Volatility factor of the expected market price
 of International's common stock                     .36     .36     .36
Expected life of the option in years                 3.5     5.0     5.0
Expected dividend yield of
  International's common stock                       0.6%    1.0%    1.0%

The weighted average fair value of the stock options granted in 1998, 1997 and 1996 was $10.77, $8.21 and $7.02, respectively.

NOTE 10 - REDEEMABLE PREFERRED STOCKS

At March 31, 1998 and 1997, 13,000,000 shares of McDermott Incorporated Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,679 and 2,818,780 shares of Series A Preferred Stock, and 2,152,766 and 2,652,660 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by McDermott Incorporated) at March 31, 1998 and 1997. The outstanding shares are entitled to $31.25 per share in liquidation. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of McDermott Incorporated may designate additional series of Preferred Stock, and may set terms of each new series except that McDermott Incorporated cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of each of these series.

Each share of the outstanding Series A Preferred Stock is convertible into one share of International Common Stock plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of McDermott Incorporated at $31.25 per share plus accrued dividends. Pursuant to a mandatory sinking fund requirement, on March 31, 1999 and each subsequent year through March 31, 2008, McDermott Incorporated is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31, 1999, McDermott Incorporated is obligated to redeem 4,800 shares of Series B Preferred Stock. On March 31 of fiscal years 2000 through 2006, and March 31 of fiscal years 2007 and 2008, McDermott Incorporated is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For each of the five fiscal years subsequent to March 31, 1998, the annual cost of McDermott Incorporated's obligation to redeem the Series A and Series B Preferred Stock is $17,706,000. McDermott Incorporated may apply to the mandatory sinking fund obligations any share of Series A or Series B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. During fiscal year 1998, McDermott Incorporated applied 313,878 shares of Series A Preferred Stock and 251,991 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1998 mandatory sinking fund obligations and 247,902 shares of Series B Preferred Stock that it owned to satisfy a portion of the March 31, 1999 mandatory sinking fund obligation. During fiscal years 1998 and 1997, 151,374 and 74,200 shares, respectively, of Series B Preferred Stock were purchased in the open market and 348,519 shares of Series B Preferred Stock were purchased pursuant to a partial redemption. At March 31, 1998, 49,737 shares of Series A Preferred Stock have been converted to date and McDermott Incorporated owned 319,993 shares of Series A Preferred Stock.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation - In March 1997, International and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of International and JRM and others.
The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, International and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of International's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of International or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

On December 21, 1997, following JRM's termination of its joint venture with Heerema Offshore Construction Group, Inc. ("Heerema"), HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither International, JRM nor any of their officers, directors or employees was a party to those proceedings.

International and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc. in January 1995, McDermott Incorporated no longer participates in the heavy-lift barge service business nor the marine construction business, which is the subject of this investigation.

International and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. International and JRM are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

On June 1, 1998, Phillips Petroleum Company (individually, and on behalf of certain co-venturers) and certain related entities filed a complaint in United States District Court for the Southern District of Texas against McDermott Incorporated, International, JRM, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05(a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual charges and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above referenced lawsuit, or the action that may by taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on McDermott Incorporated's consolidated financial position and results of operations.

In addition to the foregoing, McDermott Incorporated and certain of its officers, directors and subsidiaries are defendants in numerous other legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon McDermott Incorporated's consolidated financial position or results of operations.

Products Liability - At March 31, 1998 and 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $886,691,000 (of which approximately $281,000,000 had been asserted) and $1,082,782,000, respectively. Estimated insurance recoveries are included in environmental and products liabilities recoverable and comprise substantially all of the March 31, 1998 balance and all of the March 31, 1997 balance. The number of non-employee claims, which had declined moderately since fiscal year 1990, increased in the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased the second half of fiscal year 1996. Based on the information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period, management was investigating and evaluating the basis for the
increase.   As a result of this investigation and evaluation, in the fourth quarter of fiscal year 1997, McDermott Incorporated recorded an additional estimated liability for future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. The number of claims in fiscal year 1998 declined from previous years' levels and was consistent with management's expectations. Management expects a continuing decline in the number of claims in fiscal year 1999. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott Incorporated's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year, including within the next year should expected declines in the number of claims not occur, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, management decided to close certain nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over these facilities' remaining expected life. Decontamination is proceeding as permitted by the existing Nuclear Regulatory Commission ("NRC") license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. These facilities were recently transferred to BWXT, a subsidiary of The Babcock & Wilcox Company. BWXT's management expects to reach an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1998 and 1997, McDermott Incorporated had total environmental reserves (including provision for the facilities discussed above) of $44,675,000 and $30,949,000, respectively, of which $8,446,000 and $10,352,000 were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liabilities recoverable at March 31, 1998. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs, and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

McDermott Incorporated has been identified as a potentially responsible party at various clean up sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. McDermott Incorporated has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on its relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott Incorporated's share of the ultimate liability for the various sites is not expected to have a material adverse effect on its consolidated financial position or results of operations.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised The Babcock & Wilcox Company that it would seek monetary sanctions, and remedial and monitoring relief, related to the Parks Facilities. The relief sought related to potential groundwater contamination related to the previous operations of the facilities. These facilities are now a part of BWXT. PADEP has advised BWXT that it does not intend to assess any monetary sanctions provided that BWXT continues its remediation program of the Parks Facilities.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1998 are as follows: 1999 - $8,330,000; 2000 - $7,014,000; 2001 -
$4,993,000; 2002 - $3,144,000; 2003 - $2,677,000; and thereafter - $759,000.
Total rental expense for fiscal years 1998, 1997 and 1996 was $17,988,000, $22,934,000 and $21,937,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which are material.

Other - McDermott Incorporated performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

McDermott Incorporated maintains liability and property insurance against such risk and in such amounts it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which McDermott Incorporated considers uneconomical.

Commitments for capital expenditures amounted to approximately $13,743,000 at March 31, 1998, all of which relates to fiscal year 1999.

McDermott Incorporated is contingently liable under standby letters of credit totaling $248,470,000 at March 31, 1998, all of which were issued in the normal course of business.

NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

McDermott Incorporated's Power Generation Systems segment's principal customers are the electric power generation industry (including government-owned utilities and independent power producers), and the pulp and paper and other process industries, such as oil refineries and steel mills. The primary customer of the Government Operations segment is the U.S. Government (including its contractors). The principal customers of the Engineering and Construction Operations segment are oil and natural gas producers, electric power generation industry, and petrochemical and chemical processing industries. The principal customers of Other Operations are petrochemical and chemical processing and electric power generation industries. These concentrations of customers may impact McDermott Incorporated's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, International's management believes that the portfolio of receivables is well diversified and that this diversification minimizes any potential credit risk. Receivables are generally not collateralized.

McDermott Incorporated believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1998 and 1997, the allowance for possible losses deducted from Accounts receivable-trade on the accompanying balance sheet was $9,925,000 and $13,417,000, respectively.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

McDermott Incorporated operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. McDermott Incorporated does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1998, McDermott Incorporated had forward exchange contracts to purchase $103,249,000 in foreign currencies (primarily Canadian Dollars), and to sell $31,792,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1999 through 2000. At March 31, 1997, McDermott Incorporated had forward exchange contracts to purchase $90,686,000 in foreign currencies (primarily Canadian Dollars), and to sell $48,546,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1998 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1998 and 1997, McDermott Incorporated had deferred gains of $372,000 and $1,278,000, respectively, and deferred losses of $350,000 and $363,000, respectively, related to forward exchange contracts which will be recognized in accordance with the percentage of completion method of accounting.

McDermott Incorporated is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by McDermott Incorporated in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair values.

Long and short-term debt: The fair value of debt instruments are based on quoted market prices or, where quoted prices are not available, on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1998 and 1997, McDermott Incorporated had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $71,457,000 and $42,140,000 and fair values of $72,943,000 and $48,098,000, respectively.

The estimated fair values of McDermott Incorporated's financial instruments are as follows:

                                            March 31, 1998             March 31, 1997
                                   ------------------------------   ---------------------
                                      Carrying            Fair        Carrying     Fair
                                       Amount            Value         Amount     Value
                                   ---------------   --------------   --------   --------
                                                          (In thousands)
Balance Sheet Instruments
--------------------------------
Cash and cash equivalents          $ 58,191          $ 58,191         $ 56,782   $ 56,782
Debt excluding capital leases       465,130           488,900          692,920    708,306
Redeemable preferred stocks         155,358           184,191          170,983    161,698


NOTE 15 - SEGMENT REPORTING


McDermott Incorporated's reportable segments are Power Generation Systems, Government Operations and Engineering and Construction Operations. These segments are managed separately and are unique in technology, services and customer class.

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities.

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Government, manages and operates government owned facilities, supplies commercial nuclear environmental services and other government and commercial nuclear services.

Engineering and Construction Operations includes the engineering and construction activities and plant outage maintenance of certain Canadian operations.

Other Operations is comprised of certain small businesses which primarily includes the manufacturing of auxiliary equipment such as air-cooled heat exchangers and replacement parts, shipbuilding activities and contract research.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, insurance claim provisions, legal expenses, employee benefit and insurance income and expense and gain (loss) on sales of corporate assets. Other reconciling items to income (loss) before provision for income taxes are interest income, interest expense and other-net. Assets excluded from segment assets primarily include insurance recoverable for products liabilities, excess cost over fair values of net assets purchased, McDermott Incorporated's investment in McDermott International and prepaid pension costs. Amortization of the excess of cost over fair value of net assets purchased was allocated to the reportable segments for all years presented.

In fiscal years 1998, 1997 and 1996, the U. S. Government accounted for approximately 19% of McDermott Incorporated's total revenues. These revenues are principally included in the Government Operations segment.

In fiscal year 1998, asset impairment losses, primarily associated with manufacturing facilities, resulted in a decrease in Power Generation Systems segment income of $6,395,000. The write-off of goodwill associated with the acquisition of McDermott Engineers & Constructors (Canada), Ltd. of $8,098,000 accounted for most of the segment loss of Engineering and Construction Operations in fiscal year 1998. A net increase in Other Operations income of $33,072,000 was a result of a gain on the sale of an interest in a joint venture. In fiscal year 1997, the write-down of an equity investment and asset impairment losses, partially offset by a gain from the sale of certain assets, resulted in an increase in Power Generation Systems segment loss of $20,251,000.

Segment Information For the Three Fiscal Years Ended March 31, 1998.


1.  Information about McDermott Incorporated's Operations in Different Segments.


                                                                                         1998         1997          1996
                                                                                      ----------    --------     ---------
                                                                                                    (In thousands)
REVENUES/(1)/
--------------
Power Generation Systems                                                              $1,142,721  $  985,065    $1,144,779
Government Operations                                                                    370,519     373,051       369,705
Engineering and Construction Operations                                                  198,689     270,027       353,082
Other Operations                                                                         139,712     188,860       184,548
Adjustments and Eliminations                                                              (8,982)    (20,746)      (24,139)
--------------------------------------------------------------------------------------------------------------------------
 Total Revenues                                                                       $1,842,659  $1,796,257    $2,027,975
==========================================================================================================================

/(1)/ Segment revenues are net of the following intersegment transfers and other adjustments:
 Power Generation Systems and Equipment Transfers                                     $    1,124  $    2,279    $    7,888
 Government Operations Transfers                                                           3,968       6,335         9,365
 Engineering and Construction Operations Transfers                                           518       1,214           145
 Other Operations Transfers                                                                3,988       9,101         8,377
 Adjustments and Eliminations                                                               (616)      1,817        (1,636)
--------------------------------------------------------------------------------------------------------------------------
 Total                                                                               $     8,982  $   20,746    $   24,139
==========================================================================================================================

                                                             1998         1997        1996
                                                          ----------   ----------   ---------
                                                                    (In thousands)

SEGMENT OPERATING INCOME (LOSS)
Power Generation Systems                                   $ 84,462     $(33,930)   $ 22,236
Government Operations                                        35,816       32,458      25,869
Engineering and Construction Operations                        (536)     (13,281)    (19,916)
Other Operations                                              7,151      (16,773)     (8,686)
--------------------------------------------------------------------------------------------
   Total Segment Operating Income (Loss)                   $126,893     $(31,526)   $ 19,503
============================================================================================

GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS - NET
-------------------------------------------------------
Power Generation Systems                                   $ (6,079)    $(18,900)   $  4,250
Government Operations                                           523          396         281
Engineering and Construction Operations                      (8,064)       1,091        (225)
Other Operations                                             35,540       (1,376)      3,288
--------------------------------------------------------------------------------------------
   Total Gain (Loss) on Disposals/Impairments              $ 21,920     $(18,789)   $  7,594
============================================================================================

INCOME (LOSS) FROM INVESTEES
----------------------------
Power Generation Systems                                   $  3,150     $    637    $ 31,185
Government Operations                                         4,236        3,630       2,259
Engineering and Construction Operations                         292         (923)        205
Other Operations                                              1,632        3,710       2,632
--------------------------------------------------------------------------------------------
     Total Income (Loss) from Investees                    $  9,310     $  7,054    $ 36,281
============================================================================================

SEGMENT INCOME (LOSS)
---------------------
Power Generation Systems                                   $ 81,533    $ (52,193)   $ 57,671
Government Operations                                        40,575       36,484      28,409
Engineering and Construction Operations                      (8,308)     (13,113)    (19,936)
Other Operations                                             44,323      (14,439)     (2,766)
--------------------------------------------------------------------------------------------
     Total Segment Income (Loss)                            158,123      (43,261)     63,378
--------------------------------------------------------------------------------------------
Other Unallocated Items/(1)/                                 (9,064)     (58,308)    (29,442)
General Corporate Expenses - net                            (15,036)     (21,002)    (23,192)
--------------------------------------------------------------------------------------------
 Total Operating Income (Loss)                             $134,023    $(122,571)   $ 10,744
============================================================================================
/(1)/Other Unallocated Items include the following:

 Non-Employee Products Asbestos Claim Provisions           $      -    $  55,692    $  4,000
 Insurance Claim Provisions                                       -            -      12,600
 Legal Expenses                                               4,571        2,427       3,717
 Employee Benefits and Insurance (Income) Expense            (1,206)      (1,056)      7,177
 Other                                                        5,699        1,245       1,948
--------------------------------------------------------------------------------------------
 Total                                                     $  9,064    $  58,308    $ 29,442
============================================================================================

                                                1998         1997         1996
                                             ----------   ----------   ----------
                                                        (In thousands)
SEGMENT ASSETS
--------------
Power Generation Systems                     $  533,084   $  513,898   $  630,962
Government Operations                           178,958      187,031      209,305
Engineering and Construction Operations          37,842       54,092       86,804
Other Operations                                 79,164      138,480      161,648
---------------------------------------------------------------------------------
 Total Segment Assets                           829,048      893,501    1,088,719
---------------------------------------------------------------------------------
 Other Assets                                 1,278,006    1,414,556    1,238,722
 Corporate Assets                               755,764      829,113      692,339
---------------------------------------------------------------------------------
   Total Assets                             $ 2,862,818   $3,137,170   $3,019,780
=================================================================================

CAPITAL EXPENDITURES
--------------------
Power Generation Systems                    $     9,315   $   14,812   $   17,625
Government Operations                             4,312        4,128        5,896
Engineering and Construction Operations             363          100        6,070
Other Operations                                  2,898        6,967        8,293
---------------------------------------------------------------------------------
 Segment Capital Expenditures                    16,888       26,007       37,884
---------------------------------------------------------------------------------
Corporate and Other Capital Expenditures            981          656        1,227
---------------------------------------------------------------------------------
   Total Capital Expenditures               $    17,869   $   26,663   $   39,111
=================================================================================

DEPRECIATION AND AMORTIZATION
-----------------------------
Power Generation Systems                    $    19,483   $   14,842   $   15,316
Government Operations                            12,481       13,609       14,123
Engineering and Construction Operations           1,415        2,528        3,678
Other Operations                                  5,247        7,583        8,570
---------------------------------------------------------------------------------
   Segment Depreciation and
      Amortization                               38,626       38,562       41,687
---------------------------------------------------------------------------------
   Corporate and Other Depreciation
   and Amortization                               7,002        7,429        8,593
---------------------------------------------------------------------------------
       Total Depreciation and
           Amortization                     $    45,628   $   45,991   $   50,280
=================================================================================

INVESTMENT IN UNCONSOLIDATED AFFILIATES
---------------------------------------
Power Generation Systems                    $    18,965   $   16,575   $   28,879
Government Operations                             2,090        2,017        2,947
Engineering and Construction Operations             174          556        1,354
Other Operations                                  3,118       15,286        7,778
---------------------------------------------------------------------------------
       Total Investment in Unconsolidated
           Affiliates                       $    24,347   $   34,434   $   40,958
=================================================================================

2. Information about McDermott Incorporated's Product and Service Lines.

                                                           1998        1997        1996
                                                         ---------   ---------   ---------
                                                                   (in thousands)
Revenues
  Power Generation Systems
    - Aftermarket Goods and Services                     $508,895    $477,391    $498,966
    - Original Equipment Manufacturers' Operations        471,363     385,000     465,324
    - Nuclear Equipment Operations                         89,816     108,498     168,281
    - Boiler Auxiliary Equipment                           86,355      54,013      59,848
    - Operations and Maintenance                           37,988      29,260      30,640
    - Adjustments and Eliminations                        (51,696)    (69,097)    (78,280)
-----------------------------------------------------------------------------------------
              Total                                     1,142,721     985,065   1,144,779
=========================================================================================
Government Operations
    - Naval Reactor Program                               202,126     222,697     231,977
    - Management and Operation Contracts
        of U.S. Government Facilities                      64,226      13,603       3,301
    - Nuclear Environmental Services                        26,177     42,709      28,868
    - Other Government Operations                           78,530     93,725     103,970
    - Other Commercial Operations                           10,951      9,001      10,730
    - Adjustments and Eliminations                         (11,491)    (8,684)     (9,141)
-----------------------------------------------------------------------------------------
              Total                                        370,519    373,051     369,705
=========================================================================================

Engineering and Construction Operations
    - Plant Outage Maintenance                             151,050    144,207     141,605
    - Engineering Operations                                48,056    136,015     223,423
    - Adjustments and Eliminations                            (417)   (10,195)    (11,946)
-----------------------------------------------------------------------------------------
              Total                                        198,689    270,027     353,082
=========================================================================================
Other Operations
    - Auxiliary Equipment                                   97,640     68,028      66,648
    - Contract Research                                     17,180     23,592      24,870
    - Engineering Operations                                14,392     10,010      37,515
    - Shipbuilding Operations                               10,746     80,152      42,289
    - All Others                                                29      9,369      15,275
    - Adjustments and Eliminations                            (275)    (2,291)     (2,049)
-----------------------------------------------------------------------------------------
              Total                                        139,712    188,860     184,548
=========================================================================================
    Adjustments and Eliminations                            (8,982)   (20,746)    (24,139)
-----------------------------------------------------------------------------------------
  Total Revenues                                        $1,842,659 $1,796,257  $2,027,975
=========================================================================================

3. Information about McDermott Incorporated's Operations in Different Geographic Areas.


                                             1998            1997            1996
                                             ----            ----            ----
                                                        (In thousands)
Revenues/(1)/
            - United States                 $1,046,469    $1,004,628      $1,126,475
            - Canada                           264,802       257,285         387,996
            - China                            139,001       102,699          54,791
            - Indonesia                         87,181        49,828         162,299
            - South Korea                       52,000        35,796          15,589
            - Other Foreign Countries          253,206       346,021         280,825
------------------------------------------------------------------------------------
  Total                                     $1,842,659    $1,796,257      $2,027,975
====================================================================================

Property, Plant and Equipment, net
            - United States                 $  151,378    $  176,922      $  234,320
            - Canada                            36,265        40,440          42,001
            - Other Foreign Countries            2,381         1,980           2,724
------------------------------------------------------------------------------------
  Total                                     $  190,024    $  219,342      $  279,045
====================================================================================

/(1)/Geographic revenues are allocated based on the location of the customer.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1998 and 1997.

                                            1998
                                            ----
                                   Q U A R T E R   E N D E D
                      -------------------------------------------------
                      JUNE 30,    SEPT. 30,     DEC. 31,      MARCH 31,
                        1997        1997          1997          1998
                      ---------   ---------   -------------   ---------
                                       (In thousands)
Revenues               $453,180    $422,868        $452,324    $514,287
Operating income         27,992      51,684          37,471      16,876
Net income                4,158      21,133          12,501       2,598


Pretax results for the quarter ended September 30, 1997 include a gain of $33,072,000 from the sale of McDermott Incorporated's interest in Universal
Fabricators Incorporated.   Pretax results for the quarter ended March 31, 1998
include asset impairment losses of $10,315,000.

                                                      1997
                             -------------------------------------------------
                                          Q U A R T E R    E N D E D
                             -------------------------------------------------
                             JUNE 30,      SEPT. 30,     DEC. 31,    MARCH 31,
                               1996           1996         1996         1997
                             -----------   ----------   ----------   ---------
                                                (In thousands)

Revenues                        $482,510     $453,662     $424,629   $ 435,456
Operating income (loss)           (5,097)     (11,927)       5,799    (111,346)
Net loss                         (16,323)     (18,480)      (6,553)   (133,449)


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None

                               P A R T    I I I

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on August 11, 1998.

Item 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on August 11, 1998.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on August 11, 1998.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Information Statement for action to be taken by McDermott Incorporated without a meeting of stockholders on August 11, 1998.

                                  P A R T  I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference.

1.  CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Auditors

     Consolidated Balance Sheet March 31, 1998 and 1997

     Consolidated Statement of Income (Loss) For the Three Fiscal
       Years Ended March 31, 1998

     Consolidated Statement of Stockholder's Equity For the Three
       Fiscal Years Ended March 31, 1998

     Consolidated Statement of Cash Flows For the Three Fiscal
       Years Ended March 31, 1998

     Notes to Consolidated Financial Statements For the Three Fiscal
       Years Ended March 31, 1998


2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not required or the required information is shown in the registrant's consolidated financial statements or notes thereto.


3.  EXHIBITS

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

          (c) Intercompany Agreement

          (d) Trust for Supplemental Executive Retirement Plan

          (e) Variable Supplemental Compensation Plan

     21   Significant Subsidiaries of the Registrant

     23   Consent of Independent Auditors

     27   Financial Data Schedule



(b)  Reports on Form 8-K

  There were no reports on Form 8-K filed by McDermott Incorporated during the three months ended March 31, 1998.

                          SIGNATURES OF THE REGISTRANT

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        McDERMOTT INCORPORATED



June 17, 1998                     By: /s/ Roger E. Tetrault
                                     ------------------------------
                                     Roger E. Tetrault
                                     Chairman of the Board and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                             Title
     ---------                             -----


/s/Roger E. Tetrault               Chairman of the Board
--------------------------         Chief Executive Officer and Director
Roger E. Tetrault                  (Principal Executive Officer)




/s/Daniel R. Gaubert               Senior Vice President and
--------------------------         Chief Financial Officer
Daniel R. Gaubert                  (Principal Financial and
                                    Accounting Officer)



/s/Richard E. Woolbert             Director
--------------------------
Richard E. Woolbert



/s/ S. Wayne Murphy               Director
---------------------------
S. Wayne Murphy


June 17, 1998

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