Form 10-Q
period 1998-06-30
MCDERMOTT INC
filed 1998-08-10
CIK 225615

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

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

                   Yes   [X]            No   [ ]

3,000 shares of voting Common Stock, par value $1 per share, and 600 shares of non-voting Common Stock, par value $1 per share, were outstanding as of July 30, 1998.

                  M c D E R M O T T   I N C O R P O R A T E D

                          I N D E X - F O R M 10 - Q
                          --------------------------

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------


   Item 1 - Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet
         June 30, 1998 and March 31, 1998                                     4

        Condensed Consolidated Statement of Income
         Three Months Ended June 30, 1998 and 1997                            6

        Condensed Statement of Comprehensive Income
         Three Months Ended June 30, 1998 and 1997                            7

        Condensed Consolidated Statement of Cash Flows
         Three Months Ended June 30, 1998 and 1997                            8

        Notes to Condensed Consolidated Financial Statements                 10


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    17


PART II - OTHER INFORMATION
---------------------------


   Item 6 - Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                   28
----------

Exhibit 27 -  Financial Data Schedule                                        30

                                     PART I

                             McDERMOTT INCORPORATED



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                             McDERMOTT INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

                                     ASSETS


                                                      6/30/98     3/31/98
                                                      -------     -------
                                                    (Unaudited)
                                                       (In thousands)
Current Assets:
 Cash and cash equivalents                            $ 55,411    $ 58,191
 Accounts receivable-trade                             290,468     328,813
 Accounts receivable-other                             112,342      99,281
 Account receivable from affiliates                      6,452           -
 Products liabilities recoverable-current              104,500     143,588
 Contracts in progress                                 164,895     168,014
 Inventories                                            60,508      60,526
 Deferred income taxes                                  78,894      76,489
 Other current assets                                    6,376       6,853
                                                    ----------  ----------
  Total Current Assets                                 879,846     941,755
                                                    ----------  ----------
Property, Plant and Equipment, at Cost                 512,077     500,680
 Less accumulated depreciation                         326,670     310,656
                                                    ----------  ----------
  Net Property, Plant and Equipment                    185,407     190,024
                                                    ----------  ----------
Environmental and Products Liabilities Recoverable     585,708     604,870
                                                    ----------  ----------
Investment in McDermott International, Inc.            592,057     592,312
                                                    ----------  ----------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $100,662,000 at June 30, 1998
 and $99,272,000 at March 31, 1998                     103,534     104,924
                                                    ----------  ----------
Prepaid Pension Costs                                   83,867     282,348
                                                    ----------  ----------
Other Assets                                           125,112     146,585
                                                    ----------  ----------
   TOTAL                                            $2,555,531  $2,862,818
                                                    ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                              6/30/98       3/31/98
                                                             --------       -------
                                                            (Unaudited)
                                                                     (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt      $   70,862   $  112,828
 Accounts payable                                               113,055      135,070
 Accounts payable to affiliates                                       -       27,506
 Environmental and products liabilities-current                 156,862      179,746
 Accrued employee benefits                                       76,075       98,872
 Advance billings on contracts                                  195,973      177,219
 Other current liabilities                                      147,735      140,614
                                                             ----------   ----------
  Total Current Liabilities                                     760,562      871,855
                                                             ----------   ----------
Long-Term Debt                                                  349,870      352,360
                                                             ----------   ----------
Accumulated Postretirement Benefit Obligation                   145,296      365,012
                                                             ----------   ----------
Environmental and Products Liabilities                          709,317      751,620
                                                             ----------   ----------
Other Liabilities                                                81,957      102,119
                                                             ----------   ----------
Contingencies
                                                             ----------   ----------
Redeemable Preferred Stocks:
 Series A $2.20 cumulative convertible, $1.00 par value;
  at redemption value                                            88,084       88,084
 Series B $2.60 cumulative, $1.00 par value;
  at redemption value                                            67,274       67,274
                                                             ----------   ----------
  Total Redeemable Preferred Stocks                             155,358      155,358
                                                             ----------   ----------
Stockholder's Equity:
  Common stock, par value $1.00 per share, 3,700 shares
    authorized and issued, 3,600 shares outstanding                   4            4
  Capital in excess of par value                                729,573      691,520
  Deficit                                                      (359,240)    (394,455)
  Accumulated other comprehensive loss                          (17,166)     (32,575)
                                                             ----------   ----------
  Total Stockholder's Equity                                    353,171      264,494
                                                             ----------   ----------
   TOTAL                                                     $2,555,531   $2,862,818
                                                             ==========   ==========

                             McDERMOTT INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1998

                                                     THREE MONTHS ENDED
                                                      6/30/98  6/30/97
                                                      -------  -------
                                                         (Unaudited)
                                                       (In thousands)
Revenues                                             $450,229   $453,180
                                                     --------   --------
Costs and Expenses:
  Cost of operations (excluding depreciation and
    amortization)                                     387,831    391,259
  Depreciation and amortization                        11,073     10,404
  Selling, general and administrative expenses         25,725     25,851
                                                     --------   --------
                                                      424,629    427,514
                                                     --------   --------
Gain (Loss) on Asset Disposals and
 Impairments-net                                       (2,600)        95
                                                     --------   --------
Operating Income before Income
 from Investees                                        23,000     25,761

Income from Investees                                   1,926      2,231
                                                     --------   --------
  Operating Income                                     24,926     27,992
                                                     --------   --------
Other Income (Expense):
  Interest income                                      12,738        522
  Interest expense                                     (9,916)   (15,500)
  Other-net                                            18,908     (1,038)
                                                     --------   --------
                                                       21,730    (16,016)
                                                     --------   --------
Income before Provision for  Income Taxes              46,656     11,976

Provision for Income Taxes                              8,491      7,818
                                                     --------   --------
Net Income                                           $ 38,165   $  4,158
                                                     ========   ========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                  CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                                 JUNE 30, 1998



                                               THREE MONTHS ENDED
                                              6/30/98      6/30/97
                                              -------      -------
                                                  (Unaudited)
                                                 (In thousands)
Net Income                                      $38,165    $4,158
                                                -------    ------
Other Comprehensive Income:
 Foreign currency translations adjustments,
  excluding effect of the sale of an equity
  investment to McDermott International,
  Inc. of $10,262,000                             5,147     2,169
                                                -------    ------
Comprehensive Income                            $43,312    $6,327
                                                =======    ======

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              THREE MONTHS ENDED
                                                            6/30/98         6/30/97
                                                            -------         -------
                                                                 (Unaudited)
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                  $ 38,165         $  4,158
                                                            --------         --------

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               11,073           10,404
  Provision for deferred taxes                                    97            4,400
  Income from investees, less dividends                         (121)          (1,688)
  Other                                                        2,874              521
  Changes in assets and liabilities, net of effects
   from divestitures:
    Accounts receivable                                       12,224            6,179
    Net contracts in progress and advance billings            22,434           20,730
    Accounts payable                                          (7,174)          13,391
    Accrued and other current liabilities                      3,749            4,741
    Other, net                                               (12,671)             795
Proceeds from insurance for products liabilities claims       42,330           39,720
Payments of products liabilities claims                      (63,838)         (50,833)
                                                            --------         --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    49,142           52,518
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (3,981)            (800)
Other                                                            (45)           1,763
                                                            --------         --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (4,026)             963
                                                            --------         --------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              THREE MONTHS ENDED
                                                            6/30/98         6/30/97
                                                            -------         -------
                                                                 (Unaudited)
                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in short-term borrowing                            $(17,453)       $(159,534)
Increase (decrease) in short-term borrowing
   from International                                              -          115,000
Payment of long-term debt                                    (27,006)         (20,006)
Dividends paid                                                (3,176)          (3,275)
Redemption of preferred stock                                      -           (4,314)
Other                                                            (15)            (112)
                                                            --------        ---------
NET CASH USED IN FINANCING ACTIVITIES                        (47,650)         (72,241)
                                                            --------        ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                        (246)             (15)
                                                            --------        ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                    (2,780)         (18,775)
                                                            --------        ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              58,191           56,782
                                                            --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 55,411        $  38,007
                                                            ========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                       $  7,024        $  13,159
 Income taxes (refunds) - net                               $  5,102        $ (18,357)
                                                            ========        =========

See accompanying notes to condensed consolidated financial statements.

                             McDERMOTT INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

McDermott Incorporated ("MI") is a majority owned subsidiary of McDermott International, Inc. ("MII").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain on the settlement and curtailment of postretirement benefit plans of $19,742,000 and interest income of $12,207,000 on settlement of Internal Revenue Service exposure items during the three months ended June 30, 1998. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MI's Annual Report on Form 10-K for the year ended March 31, 1998.

NOTE 2 CHANGE IN ACCOUNTING POLICY

Effective April 1, 1998, MI adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the Condensed Consolidated Balance Sheet as a component of Stockholders' Equity. Accumulated balances for each classification in Accumulated other comprehensive loss is disclosed in Note 5. Comprehensive Income is displayed in a separate Condensed Statement of Comprehensive Income included in the financial statements.

NOTE 3 -  PRODUCTS LIABILITY

At June 30, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $822,853,000 (of which approximately $268,000,000 had been asserted) and estimated insurance recoveries were $666,408,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from MI's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year, including within the next year, should expected declines in the number of claims not occur, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories at June 30, 1998 and March 31, 1998 are summarized below:

                             June 30,     March 31,
                               1998         1998
                            -----------   --------
                            (Unaudited)
                                (In thousands)
Raw Materials and Supplies     $ 43,916      $ 44,595
Work in Progress                  8,155         6,720
Finished Goods                    8,437         9,211
                               --------      --------
                               $ 60,508      $ 60,526
                               ========      ========

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholder's equity at June 30 and March 31, 1998 are as follows:

                                       June 30,     March 31,
                                         1998          1998
                                      -----------   ----------
                                      (Unaudited)
                                           (In thousands)

Currency Translation Adjustments        $(12,645)    $(28,054)
Minimum Pension Liability                 (4,521)      (4,521)
                                        --------     --------
                                        $(17,166)    $(32,575)
                                        ========     ========

NOTE 6 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, MI terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of MI decreased $222,044,000. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. As a result of the amendments to the plans, the total projected benefit obligation of MI increased $202,302,000. The decrease in the accumulated postretirement benefit obligation was measured against the estimated increase in the total projected benefit obligation of the pension plans and the resulting gain of $19,742,000 was recognized in the three months ended June 30, 1998.

NOTE 7 - INVESTIGATIONS AND LITIGATION

In March 1997, MII and J. Ray McDermott, S.A. ("JRM"), with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of MII or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and, on December 19, 1997, JRM's co-venturer in the joint venture, Heerema, acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. Heeremac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

MII and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc. Subsequent to the formation of JRM and its acquisition of Offshore Pipelines, Inc. in January 1995, MI no longer participates in the heavy-lift barge service business nor the marine construction business, which is the subject of this investigation.

MII and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually, and on behalf of certain co-venturers) and certain related entities filed a complaint in United States District Court for the Southern District of Texas against MI, MII, JRM, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05(a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. Also in June 1998, Shell Offshore, Inc. and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman

Act. In addition to seeking actual damages, among other things, the complaint also requests treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above referenced lawsuits, or the actions that may by taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on MI's consolidated financial position and results of operations.

NOTE 8 - SEGMENT REPORTING

MI's reportable segments are Power Generation Systems, Government Operations and Engineering and Construction Operations. These segments are managed separately and are unique in technology, services and customer class.

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

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U. S. Government, manages and operates government owned facilities, supplies commercial nuclear environmental services and other government and commercial nuclear services.

Engineering and Construction Operations includes the engineering and construction activities and plant outage maintenance of certain Canadian operations.

Other Operations is comprised of certain small businesses which primarily includes the manufacturing of auxiliary equipment such as air-cooled heat exchangers, replacement parts and contract research.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and other unallocated items.

Other reconciling items before provision for income taxes are interest income, interest expense and other-net.

Segment Information For the Three Months ended June 30,1998 and 1997.


                                                THREE MONTHS ENDED
                                              6/30/98         6/30/97
                                             --------        --------
                                                    (Unaudited)
                                                   (In thousands)
REVENUES:
Power Generation Systems                     $259,129        $285,037
Government Operations                         100,416          83,522
Engineering and Construction Operations        56,030          51,666
Other Operations                               34,174          35,072
Adjustments and Eliminations /(1)/                480          (2,117)
                                             --------        --------
    Total Revenues                           $450,229        $453,180
                                             ========        ========

/(1)/ Segment revenues are net of the following intersegment transfers and other adjustments;

  Power Generation Systems                   $      9        $    821
  Government Operations                            51           1,626
  Engineering and Construction Operations           -            (215)
  Other Operations                                 24           1,207
  Adjustments and Eliminations                   (564)         (1,322)
                                             --------        --------
  Total                                      $   (480)       $  2,117
                                             ========        ========


                                                THREE MONTHS ENDED
                                              6/30/98         6/30/97
                                             --------        --------
                                                    (Unaudited)
                                                   (In thousands)
OPERATING INCOME:

Segment Operating Income:
-------------------------
Power Generation Systems                     $ 19,854        $ 19,563
Government Operations                           5,455           9,935
Engineering and Construction Operations         1,034              85
Other Operations                                2,913           1,615
                                             --------        --------
  Total Segment Operating Income             $ 29,256        $ 31,198
                                             ========        ========

Gain (Loss) on Asset Disposals and Impairments - Net:
-----------------------------------------------------
Power Generation Systems                     $    124        $     35
Government Operations                               6               -
Engineering and Construction Operations             -          (4,344)
Other Operations                                   65           4,096
                                             --------        --------
 Total Gain (Loss) on Asset Disposals and
   Impairments - Net                         $    195        $   (213)
                                             ========        ========

Income from (Loss) Investees:
-----------------------------
Power Generation Systems                     $  1,566        $    563
Government Operations                             646             580
Other Operations                                 (286)          1,088
                                             --------        --------
  Total Income from Investees                $  1,926        $  2,231
                                             ========        ========

SEGMENT INCOME (LOSS):
----------------------
Power Generation Systems                      $21,544        $ 20,161
Government Operations                           6,107          10,515
Engineering and Construction Operations         1,034          (4,259)
Other Operations                                2,692           6,799
                                             --------        --------
  Total Segment Income                         31,377          33,216
                                             ========        ========

Other Unallocated Items                          (307)           (317)
General Corporate Expenses - Net               (6,144)         (4,907)
                                             --------        --------
  Total Operating Income                     $ 24,926        $ 27,992
                                             ========        ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott Incorporated ("MI") is a majority owned subsidiary of McDermott International, Inc. ("MII").

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services and replacement nuclear steam generators to the domestic utility industry continue at significant levels. In addition, most foreign markets for industrial and utility boilers remain strong. However, the currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment will be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Revenues of the Government Operations segment are largely a function of capital spending by the U. S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects the segment to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components to the U. S. Government.

Revenues of the Engineering and Construction Operations segment are somewhat capital intensive and the demand for its services are affected by variations in the business cycles in the customers' industries and economies in both Canada and the United Kingdom.

Revenues of Other Operations are affected by variations in the business cycles in the customers' industries and the overall United States economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U. S. Government funding patterns.

A significant portion of MI's revenues and operating results are derived from its foreign operations, which are primarily located in Canada. As a result, MI's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. MI attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: the deregulation of the U. S. energy market; governmental regulation and the continued funding of MI's contracts with U. S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of MI's businesses; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by MII and JRM and the U. S. Department of Justice into possible anti-competitive practices by MII and JRM, and related lawsuits filed in federal court in June 1998.

During the three months ended June 30, 1998 and 1997, MI's Canadian operations contributed $113,232,000 and $113,385,000 to total revenues and $10,049,000 and $7,507,000 to operating income, respectively. These results reflect activity on contracts performed at B&W's Cambridge, Ontario location, principally for the supply of replacement recirculating steam generators to domestic and foreign utilities and work for government owned utilities located in the Middle and Far East, and contracts performed by McDermott Engineers & Constructors (Canada) Ltd., which is based in Calgary, Alberta, Canada.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Power Generation Systems
------------------------

Revenues decreased $25,908,000 to $259,129,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators. These decreases were partially offset by higher revenues from plant enhancement projects, repair and alteration of existing fossil fuel steam systems and boiler cleaning equipment.

Segment operating income increased $291,000 to $19,854,000, primarily due to higher volume and margins from plant enhancement projects, repair and alteration of existing fossil fuel steam systems and boiler cleaning equipment. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems.

Income from investees increased $1,003,000 to $1,566,000, primarily due to the favorable operating results from one domestic joint venture.

Government Operations
---------------------

Revenues increased $16,894,000 to $100,416,000, primarily due to higher revenues from management and operation contracts for U. S. Government owned facilities. This increase was partially offset by lower revenues from other government related operations and commercial nuclear environmental services.

Segment operating income decreased $4,480,000 to $5,455,000, primarily due to lower margins from commercial nuclear environmental services. This decrease was partially offset by higher margins from nuclear fuel assemblies and reactor components for the U. S. Government and higher volume from management and operation contracts for U. S. Government owned facilities.

Engineering and Construction Operations
---------------------------------------

Revenues increased $4,364,000 to $56,030,000, primarily due to higher revenues from engineering activities in Canadian operations. This decrease was partially offset by lower revenues from plant maintenance activities in Canadian operations.

Segment operating income increased $949,000 to $1,034,000, primarily due to higher engineering activities in Canadian operations. This increase was partially offset by lower volume and margins from plant maintenance activities in Canadian operations.

Loss on asset disposals and impairments-net in the prior year was primarily due to an impairment loss relating to goodwill associated with the acquisition of McDermott Engineers & Constructors (Canada) Ltd.

Other
-----

Revenues decreased $898,000 to $34,174,000, primarily due to lower revenues from domestic engineering activities and the disposition of a non-core business in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers.

Operating income increased $1,298,000 to $2,913,000, primarily due to higher volume and margins on air cooled heat exchangers and the disposition of a non-core business in the prior year. These increases were partially offset by lower volume and margins from domestic engineering activities.

Gain on asset disposals and impairments-net decreased $4,031,000 to $65,000, primarily due to an asset impairment adjustment on an office building and a gain on the sale of a fabrication yard in the prior year.

Income from investees decreased $1,374,000 from income of $1,088,000 to a loss of $286,000, primarily due to lower operating results from a domestic joint venture and the sale of a domestic joint venture in the prior year.

Other Income Statement Items
----------------------------

Interest income increased $12,216,000 to $12,738,000, primarily due to interest income on settlement of Internal Revenue Service exposure items.

Interest expense decreased $5,584,000 to $9,916,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net increased $19,946,000 from expense of $1,038,000 to income of $18,908,000, primarily due a net gain on the settlement and curtailment of postretirement benefit plans (see Note 6 to the condensed consolidated financial statements).

The provision for income taxes increased $673,000 to $8,491,000, while income before the provision for income taxes increased $34,680,000 to $46,656,000. The increase in the provision for income taxes is primarily due to the increase in income, reduced by a benefit of $10,612,000 recorded as a result of the decrease in the valuation allowance for deferred tax assets.

                                                          6/30/98         6/30/98
                                                          -------         -------
                                                         (Unaudited)
                                                              (In thousands)
 Power Generation Systems                                $1,148,877       $1,124,427
 Government Operations                                      720,005          814,378
 Engineering and Construction Operations                    179,450          200,652
 Other Operations                                           133,045          150,898
 Eliminations                                              (123,520)        (147,208)
                                                         ----------       ----------
  Total Backlog                                          $2,057,857       $2,143,147
                                                         ==========       ==========

In general, MI's Power Generation Systems and Government Operations segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Power Generation Systems' foreign markets have been adversely impacted by suspensions of power projects in Southeast Asia and Pakistan. The U. S. market for services and replacement nuclear steam generators are expected to remain strong and to make significant contributions to operating income into the foreseeable future. However, the U. S. market for industrial and utility boilers remains weak. Backlog relating to contracts to be performed by this segment's unconsolidated joint ventures (not included above) was $115,000,000 at June 30, 1998 compared to $128,000,000 at March 31, 1998.

At June 30, 1998, Government Operations' backlog with the U. S. Government was $708,838,000 (of which $44,430,000 had not been funded). This segment's backlog is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. It is expected to remain relatively constant since The Babcock & Wilcox Company ("B&W") is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30, 1998, MI's cash and cash equivalents decreased $2,780,000 to $55,411,000 and total debt decreased $44,456,000 to $420,732,000 primarily due to payment of long-term debt of $27,006,000 and a net decrease in short-term borrowings of $17,453,000. During this period, MI provided cash of $49,142,000 from operating activities, and used cash of $3,981,000 for the purchase of property, plant and equipment and $3,176,000 for cash dividends on MI's preferred stocks.

During the three months ended June 30, 1998, MI sold its equity investment in a Mexican joint venture to MII. The excess of the sales price over the net book value of the investment of $37,404,000 was included in Capital in Excess of Par Value.

Pursuant to agreements with the majority of its principal insurers, MI negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,500 per claim over the last three years) has continued to rise. Claims paid during the three months ended June 30, 1998 were $63,838,000, of which $58,250,000 has been recovered or is due from insurers. At June 30, 1998, receivables of $117,600,000 were due from insurers for reimbursement of settled claims,
including $20,988,000 classified as long-term receivables.   Estimated
liabilities for pending and future non-employee products liability asbestos claims are derived from MI's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon MI's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $3,181,000 to $3,981,000. The majority of expenditures were incurred to maintain existing facilities.

At June 30 and March 31, 1998, B&W and certain of its affiliates and subsidiaries had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $68,179,000 and $82,783,000, respectively, pursuant to a receivables purchase and sale
agreement with, among others, a U. S. Bank.   Depending on the amount of
qualified accounts receivable available for the pool, the amount sold can vary (but not exceed the maximum sales limit of $100,000,000) from time to time. At June 30 and March 31, 1998, MI accounted for sales of accounts receivables under the agreement as secured borrowings. Effective July 31, 1998, the receivables purchase and sale agreement was amended and restated to provide for, among other things, the inclusion of certain insurance recoverables in the pool of qualified accounts receivable as well as the attainment of sales treatment as opposed to secured financing treatment for this arrangement under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The amended and restated agreement, with a maximum sales limit available of $100,000,000 expires on July 31, 1999.

At June 30 and March 31, 1998, MI had available various uncommitted short-term lines of credit from banks totaling $111,235,000 and $127,061,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $2,849,000. There were no borrowings against these lines at June 30, 1998. At June 30 and March 31, 1998, B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with Babcock & Wilcox Investment Company ("BWICO") and BWX Technologies, Inc., entered into a new $200,000,000 three year, unsecured credit agreement ("BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998.

MI is restricted, as a result of covenants in certain agreements, in its ability to transfer funds to MII and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1998, substantially all of the net assets of MI were subject to such restrictions. At June 30, 1998, the most restrictive of these covenants with respect to the payment of dividends by MI would prohibit the payment of dividends other than current dividends on existing preferred stock.

At June 30, 1998, MI was restricted under its public debt indentures in its ability to repurchase or redeem its capital stock, subject to certain exceptions, including to satisfy the annual mandatory sinking fund obligations on its Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock and for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from MII. During the three months ended June 30, 1998, MI's public debt indentures were amended to permit the call for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from MII. On July 17, 1998, MI redeemed all 2,152,766 shares of its Series B $2.60 Cumulative Preferred Stock for $31.25, plus $0.1156 in accrued but unpaid dividends, a share. In connection therewith, MII made a $68,000,000 capital contribution to MI. Management is also considering calling for redemption all of MI's outstanding Series A $2.20 Cumulative Convertible Preferred Stock.

Working capital increased $49,384,000 to $119,284,000 at June 30, 1998. During the remainder of fiscal year 1999, MI expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, additional borrowings and capital contributions from MII (if required). Leasing agreements for equipment, which are short-term in nature, are not expected to impact MI's liquidity nor capital resources.

MI's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were the same in June 1998 and 1997.

MI has provided a valuation allowance for deferred tax assets of $29,182,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. An uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. MI has established a Year 2000 risk management program to identify and correct problems associated with the

Year 2000 issue. The scope of MI's Year 2000 risk management program covers internal computer systems and process control systems, embedded systems in products delivered to customers and the analysis of critical supplier dependencies.

Based on assessments, MI has determined that it will be required to modify or replace significant portions of its business system software so that those systems will function properly with respect to dates in the Year 2000 and thereafter. MI presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. MI has several hardware and operating systems software environments. The mainframe computing environment is provided by a third party. Operating system upgrades, application remediation and application replacement projects are in progress. If modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of MI.

MI has initiated a program to determine the nature of potential exposure related to the Year 2000 issue for products it has sold, to develop a communication program for customers potentially impacted, and to assess process control systems. MI does not expect this exposure to have a material adverse effect on its results of operations.

MI will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. MI's business units and its Corporate Office are anticipating having all critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on their business. The total cost of the Year 2000 projects is estimated at $30,000,000 and is being funded through operating cash flows. Of the total project cost, $8,000,000 is attributable to the purchase of software which will be capitalized and the $22,000,000 will be expensed as incurred. Costs to date include $3,000,000 capital and $7,000,000 of expense.

The costs of the project and the dates on which MI believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

New Accounting Standards
------------------------

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15,1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. MI has not yet finalized its review of SOP 98-5, but it is not expected to have a material impact on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require MI to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. MI has not yet determined what the effect of SFAS No. 133 will have on the its consolidated financial position or results of operations.

                                    PART II

                             McDERMOTT INCORPORATED

                               OTHER INFORMATION
                               -------------------



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             A current report on Form 8-K, Item 4, dated July 29, 1998, was filed on July 30, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         McDERMOTT INCORPORATED





August 7, 1998                 /s/  DANIEL R. GAUBERT
                               --------------------------------------
                           By: Daniel R. Gaubert
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer
                               and Duly Authorized Representative)

                                 EXHIBIT INDEX

Exhibit  Description

  27     Financial Data Schedule